Form 10QSB
period 2007-03-31
Trans-Science Corp
filed 2007-05-14
CIK 1375494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION FROM _____________ TO ______________.

                       COMMISSION FILE NUMBER: 000-52440


                            TRANS-SCIENCE CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

         CALIFORNIA                                              95-3542340
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          4230 Sycamore Dr.
       San Diego, California                                        92105
(Address of principal executive offices)                          (Zip code)

                    Issuer's telephone number: (619) 640-0155

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

     At March 31, 2007, there were outstanding 2,300,000 shares of the Registrant's Common Stock, no par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           TRANS-SCIENCE CORPORATION

ITEM 1. FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

   Balance Sheets                                                          3

   Statements of Operations                                                4

   Statements of Stockholders' Equity                                      5

   Statements of Cash Flows                                                6

   Notes to Financial Statements                                           7

                            TRANS-SCIENCE CORPORATION

                                 BALANCE SHEETS
                                   (unaudited)

                                                                    As of              As of
                                                                   Mar. 31,           Dec. 31,
                                                                     2007               2006
                                                                   --------           --------
                                     ASSETS

Current Assets
Cash                                                               $  6,320           $  6,320
Patent                                                               20,000             20,000
                                                                   --------           --------
Total Assets                                                       $ 26,320           $ 26,320

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Corporate Franchise Tax                                               1,600              1,600
Related Party Payable                                                 9,402              9,402
                                                                   --------           --------
TOTAL LIABILITIES                                                  $ 11,002           $ 11,002

Stockholders' Equity (Deficit)
  Preferred stock, no par value:
   100,000,000 shares authorized, 0 outstanding
  Common stock, no par value:
   100,000,000 shares authorized,
   2,300,000 shares issued and outstanding
   as of 3/31/2007 and 12/31/2006                                    32,000             32,000
  Deficit                                                           (16,682)           (16,682)
                                                                   --------           --------
Total Shareholders' Equity (Deficit)                                 15,318             15,318
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 26,320           $ 26,320
                                                                   ========           ========

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                   Three Months Ended March 31,           Years Ended December 31,
                                  ------------------------------      -------------------------------
                                     2007                2006            2006                 2005
                                  ----------          ----------      ----------           ----------
REVENUE                           $       --          $       --      $       --           $       --
                                  ----------          ----------      ----------           ----------
Total Revenue                             --                  --              --                   --

EXPENSES
  Professional Expense                    --                  --           3,680                   --
  General & Admin Exps                    --                  --           2,000                   --
                                  ----------          ----------      ----------           ----------

Operating Expense                         --                  --           5,680                   --
                                  ----------          ----------      ----------           ----------

OPERATING INCOME (LOSS)                   --                  --          (5,680)                  --

OTHER INCOME (EXPENSE)
  Income from debt forgiveness            --                  --              --               92,950
  Miscellaneous Income                    --                  --              --                  258
  Impairment of goodwill                  --                  --              --              (27,418)
                                  ----------          ----------      ----------           ----------
TOTAL OTHER INCOME (EXPS)                 --                  --              --               65,790

Current Income Tax                        --                  --              --              (17,264)
Income Tax Benefit                        --                  --              --               17,264
                                  ----------          ----------      ----------           ----------

NET INCOME (LOSS)                 $       --          $       --      $   (5,680)          $   65,790
                                  ==========          ==========      ==========           ==========
Basic and diluted earning
 (Loss) per Share                         --                  --           (0.01)                8.80
                                  ----------          ----------      ----------           ----------
Weighted average number
 of common shares
 outstanding                       2,300,000               7,479         915,304                7,479


                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                  Common Stock                Preferred Stock
                             ----------------------       ----------------------       Retained        Total
                             Shares          Amount       Shares          Amount       Earnings       Equity
                             ------          ------       ------          ------       --------       ------
Balance, Dec. 31, 2004         10,000       $ 92,424             0       $      0     $ (76,792)     $  15,632
                           ----------       --------     ---------       --------     ---------      ---------
Net income for year
Ended Dec. 31, 2005                                                                      65,790         65,790
                           ----------       --------     ---------       --------     ---------      ---------

Balance, Dec. 31, 2005         10,000         92,424             0              0       (11,002)        81,422
                           ----------       --------     ---------       --------     ---------      ---------
Common stock issued
 to purchase patent         2,000,000         20,000                                                    20,000

Common stock issued
 to shareholders of
 former parent                 25,000            250                                                       250

Common stock issued
 to creditors of
 former parent                175,000          1,750                                                     1,750

Cancellation of
 common stock                 (10,000)       (92,424)                                                  (92,424)

Preferred stock issued
 for services                                              100,000              0

Conversion of preferred
 stock to common stock        100,000         10,000      (100,000)             0                       10,000

Net loss for year
Ended Dec. 31, 2006                                                                      (5,680)        (5,680)
                           ----------       --------     ---------       --------     ---------      ---------

Balance, Dec. 31, 2006      2,300,000       $ 32,000             0       $      0     $ (16,682)     $ (15,318)
                           ==========       ========     =========       ========     =========      =========

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                    Three Months Ended March 31,      Years Ended December 31,
                                                    ----------------------------      ------------------------
                                                        2007           2006              2006           2005
                                                      --------       --------          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                   $     --       $     --          $ (5,608)      $ 65,790
                                                      --------       --------          --------       --------
  Adjustments to reconcile net income (loss)
   to net cash (used in) operations

  Changes in operating assets
    (Increase) decrease in assets                           --             --                37             --
    Increase (decrease) in liabilities                                                                    (316)
                                                      --------       --------          --------       --------
NET CASH PROVIDED BY (USED IN) OPERATIONS                   --             --            (5,643)        65,474
                                                      --------       --------          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of patent                                        --             --           (20,000)            --
  Decrease in goodwill                                      --             --                --         27,456
  Retirement of other assets                                --             --                --         19,975
  Increase (decrease) related party debt                    --             --               (37)            --
                                                      --------       --------          --------       --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   --             --           (20,037)        47,431
                                                      --------       --------          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase of payable related party                         --             --                --          9,439
  Cancellation of common shares                             --             --           (92,424)            --
  Note to bank repaid                                       --             --                --        (29,941)
  Common stock issuance                                     --             --            32,000             --
                                                      --------       --------          --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   --             --           (60,424)       (20,502)
                                                      --------       --------          --------       --------
NET INCREASE (DECREASE)                                     --             --             6,320            (21)
                                                      --------       --------          --------       --------
CASH BEGINNING OF PERIOD                                 6,320             --                --             21
                                                      --------       --------          --------       --------
CASH END OF PERIOD                                    $  6,320       $     --          $  6,320       $     --
                                                      ========       ========          ========       ========

Supplemental Disclosures of Cash Flow Information
  Interest paid                                       $     --       $     --          $     --       $     --
                                                      --------       --------          --------       --------
  Income taxes paid                                   $     --       $     --          $     --       $     --
                                                      --------       --------          --------       --------

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


NOTE 1. NATURE OF BUSINESS

Trans-Science Corporation ("the Company" or "the Issuer") was organized under the laws of the State of California on September 15, 1980. From September 1980 until September 2004 it provided consulting services on the use of high technology products and processes to the construction industry in general and to the earthquake retrofit industry in particular.

As a result of the Chapter 11 bankruptcy of the Company's parent, Trans-Science Corporation ("the Company") entered a new business on December 4, 2006. On that date the Company acquired the U.S. Patent (No. 6539252) for a medical device which treats blood borne pathogens and entered the business of developing and marketing that medical device. Management believes the Company lacks the resources to commercialize the device.

The Company has no operations during the years ended December 31, 2006 and 2005 but is engaged in a search for a merger or acquisition partner with the resources to develop the device.

NOTE 2. BACKGROUND OF THE COMPANY

On July 14, 2000 the Company was acquired by Composite Solutions, Inc. ("Composite"), a company which at the time was a publicly traded Florida corporation engaged in the business of developing and integrating high technology products and processes for sale to the construction industry.

On October 1, 2004 the Company's parent, Composite Solutions, Inc., became insolvent and both Composite and its subsidiary, Trans-Science Corporation, ceased all operations. On October 11, 2004, Composite filed a voluntary petition for bankruptcy under Chapter 7. The case was voluntarily dismissed on November 18, 2004, and on May 5, 2005 Composite filed a voluntary petition for bankruptcy under Chapter 11. The Company was not party to these actions.

Pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court on December 4, 2006, the Company was spun off from Composite, its former parent, appointed new management, and acquired U.S. Patent No. 6539252. These actions were completed on December 4, 2006.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 1997.

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D. CASH AND CASH EQUIVALENT

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

E. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition. Goodwill and intangible assets acquired in a purchase or business combination and determined to have indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate, the carrying amount may be impaired per Statement of Financial Accounting Standards, No.142 ("SFAS 142"), "Goodwill and Other Intangible Assets". An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted cash flow analysis. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

F. REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue.

The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

G. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees",

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

H. INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

I. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "SHARE-BASED PAYMENT." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "ACCOUNTING CHANGES," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

NOTE 4. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the company.

Management plans to seek a merger or acquisition target with adequate funds to support operations. Management has yet to identify a merger or acquisition target, and there is no guarantee that the Company will be able to identify such a target business in the future.

NOTE 5. STOCKHOLDERS' EQUITY

A. COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with no par value. As of December 31, 2006, the total issued and outstanding numbers of common shares are 2,300,000.

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable

The following stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court:

On December 4, 2006, the Company acquired U.S. Patent No. 6539252 in exchange for 2,000,000 common shares valued at $ 20,000 or $ .01 per share.

Also on December 4, 2006, all creditors of Composite (the former parent company) received their pro rata share of a pool of 175,000 shares of common stock in the Company and the old shareholders of Composite received their pro rata share of a pool of 25,000 shares of common stock in the Company.

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


Also on December 4, 2006, 100,000 preferred shares in the Company were converted to 100,000 common shares, by payment of a conversion price of $10,000 or $.10 per share.

Also on December 4, 2006 and pursuant to the bankruptcy court order, the Company cancelled the 10,000 common shares which were still outstanding after the above described distributions.

As a result of these issuances there were 2,300,000 common shares issued and outstanding on December 31, 2006.

B. PREFERRED STOCK

The authorized preferred stock of the Company consists of 100,000,000 shares.

On December 4, 2006, the Company issued 100,000 shares of preferred stock which was converted into 100,000 shares of common stock on December 4, 2006. The preferred shares had been awarded by the Court as a "success fee" upon confirmation of the Plan of Reorganization.

NOTE 6. INCOME TAXES

The Company provided current or deferred U.S. federal income tax provision or benefit. The Company also provided a valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that the Company will not fully earn income sufficient to realize the deferred tax assets during the carryforward period.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 9. SUBSEQUENT EVNETS

There is no subsequent event to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

     Trans-Science Corporation (the "Company") was incorporated on September 15, 1980 under the laws of the State of California. The Company provided consulting services on the use of high technology products and processes to the construction industry in general and to the earthquake retrofit industry in particular. On July 14, 2000 the Company was acquired by Composite Solutions, Inc. ("Composite"), a company which at the time was a publicly traded Florida corporation engaged in the business of developing and integrating high technology products and processes for sale to the construction industry.

     On October 1, 2004 the Company's parent, Composite Solutions, Inc., became insolvent and both Composite and its subsidiary, the Issuer, ceased all operations. On October 11, 2004 Composite filed a voluntary petition for bankruptcy under Chapter 7. The case was voluntarily dismissed on November 18, 2004, and on May 5, 2005 Composite filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of California in San Diego (Case No. 05-04045).

     On December 4, 2006 the Court confirmed the Plan of Reorganization proposed by Composite. Pursuant to the Plan, as confirmed by the Bankruptcy Court, all creditors of Composite were paid their pro rata share of a pool of cash and their pro rata share of a pool of shares of common stock in Composite.

     Also pursuant to the Plan, as confirmed by the Bankruptcy Court, the Issuer was "spun off." All creditors of Composite received their pro rata share of a pool of 175,000 shares of common stock in Trans-Science Corporation, while all old shareholders of Composite received their pro rata share of a pool of 25,000 shares of common stock in Trans-Science Corporation. The shares were issued pursuant to section 1145 of the Bankruptcy code and are exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities. As a result of these issuances, Composite no longer held any shares in the Company.

     Also pursuant to the Plan as confirmed by the Bankruptcy Court, Trans-Science Corporation acquired the assets of Secondary Immune Systems ("SIS"), a sole proprietorship based in San Diego, California. SIS's only asset was a U.S. Patent, Number 6539252, covering an apparatus for destroying blood borne pathogens while in the blood stream. This patent is the Company's only asset apart from $6,320 in cash. Use of this device in the United States will require the approval of the U.S. Food and Drug Administration (FDA), a costly process which the Company does not have the resources to complete.

     Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, described more fully below, is to negotiate and consummate a licensing agreement or a merger or an acquisition with another entity; hopefully, although not necessarily, one interested in and capable of advancing our technology. We have not yet identified any company or companies which we hope to merge with or acquire.

FINANCIAL CONDITION.

     Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.

LIQUIDITY AND OPERATIONAL RESULTS.

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any de minimis costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

LIQUIDITY.

     As of March 31, 2007, we had assets of $26,320 consisting of our patent (valued at $20,000) and cash of $6,320. Also as of March 31, 2007 we had liabilities of $11,002, an amount which exceeds our cash resources by $4,682. As of December 31, 2006, our last year end, we also had cash of $6,320 and liabilities of $11,002.

     We had no revenues during 2005 or 2006 and we had no revenues for the quarter ended March 31, 2007, and we have no prospect of revenues unless we complete a merger or acquisition with a revenue producing entity, of which there can be no assurance. We had a loss for the year ended December 31, 2006 of $5,680 and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

ACCOUNTING FOR A BUSINESS COMBINATION.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

     We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded.

For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     None

ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

AUDIT COMMITTEE.

     Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

CODE OF ETHICS.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter covered by this report.

     The following exhibits are filed with this report:

     31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

     31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

     32.1 Section 1350 Certification - Chief Executive Officer.

     32.2 Section 1350 Certification - Chief Financial Officer.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2007                 TRANS-SCIENCE CORPORATION


                                   By: /s/ Phillip F. Burris
                                       ---------------------------------
                                       Phillip F. Burris
                                       President and Director


                                   By: /s/ Rubelyn de la Cruz
                                       ---------------------------------
                                       Rubelyn de la Cruz
                                       Secretary, Treasurer and Director