Form 10QSB
period 2007-06-30
Trans-Science Corp
filed 2007-08-13
CIK 1375494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

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

     At June 30, 2007, there were outstanding 2,300,000 shares of the Registrant's Common Stock, no par value.

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

                            TRANS-SCIENCE CORPORATION

                                 BALANCE SHEETS
                                   (unaudited)

                                                          As of               As of
                                                      June 30, 2007       Dec. 31, 2006
                                                      -------------       -------------
ASSETS

Current Assets
  Cash                                                   $    820           $  6,320
  Patent                                                   20,000             20,000
                                                         --------           --------
Total Assets                                             $ 20,820           $ 26,320

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Corporate Franchise Tax                                                        1,600
Related Party Payable                                      11,002              9,402
                                                         --------           --------
TOTAL LIABILITIES                                        $ 11,002           $ 11,002

Stockholders' Equity (Deficit)
  Preferred stock, no par value:
   100,000,000 shares authorized, 0 outstanding
  Common stock, no par value:
   100,000,000 shares authorized,
   2,300,000 shares issued and outstanding
   as of 3/31/2007 and 12/31/2006                          32,000             32,000
  Deficit                                                 (22,182)           (16,682)
                                                         --------           --------
Total Shareholders' Equity (Deficit)                        9,818             15,318
                                                         --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 20,820           $ 26,320
                                                         ========           ========

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                        Six Months Ended                   Years Ended
                                            June 30,                       December 31,
                                   --------------------------      ---------------------------
                                      2007            2006            2006             2005
                                   ----------      ----------      ----------       ----------
REVENUE                            $       --      $       --      $       --       $       --
                                   ----------      ----------      ----------       ----------
Total Revenue                              --              --              --               --

EXPENSES
  Professional Expense                  5,000              --           3,680               --
  General & Admin Exps                    500              --           2,000               --
                                   ----------      ----------      ----------       ----------
  Operating Expense                        --              --           5,680               --
                                   ----------      ----------      ----------       ----------

OPERATING INCOME (LOSS)                (5,500)             --          (5,680)              --

OTHER INCOME (EXPENSE)
  Income from debt forgiveness             --              --              --           92,950
  Miscellaneous Income                     --              --              --              258
  Impairment of goodwill                   --              --              --          (27,418)
                                   ----------      ----------      ----------       ----------
TOTAL OTHER INCOME (EXPS)                  --              --              --           65,790

Current Income Tax                         --              --              --          (17,264)
Income Tax Benefit                         --              --              --           17,264
                                   ----------      ----------      ----------       ----------

NET INCOME (LOSS)                      (5,500)             --          (5,680)          65,790
                                   ==========      ==========      ==========       ==========

Basic and diluted earning
 (Loss) per Share                      (0.002)             --          (0.006)            8.80
                                   ----------      ----------      ----------       ----------
Weighted average number
 of common shares
 outstanding                        2,300,000           7,479         915,304            7,479


                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                  Common Stock                Preferred Stock
                             ----------------------       ----------------------       Retained        Total
                             Shares          Amount       Shares          Amount       Earnings       Equity
                             ------          ------       ------          ------       --------       ------
Balance, Dec. 31, 2004         10,000       $ 92,424             0       $      0     $ (76,792)     $  15,632
                           ----------       --------     ---------       --------     ---------      ---------
Net income for year
Ended Dec. 31, 2005                                                                      65,790         65,790
                           ----------       --------     ---------       --------     ---------      ---------

Balance, Dec. 31, 2005         10,000         92,424             0              0       (11,002)        81,422
                           ----------       --------     ---------       --------     ---------      ---------
Common stock issued
 to purchase patent         2,000,000         20,000                                                    20,000

Common stock issued
 to shareholders of
 former parent                 25,000            250                                                       250

Common stock issued
 to creditors of
 former parent                175,000          1,750                                                     1,750

Cancellation of
 common stock                 (10,000)       (92,424)                                                  (92,424)

Preferred stock issued
 for services                                              100,000              0

Conversion of preferred
 stock to common stock        100,000         10,000      (100,000)             0                       10,000

Net loss for year
Ended Dec. 31, 2006                                                                      (5,680)        (5,680)
                           ----------       --------     ---------       --------     ---------      ---------

Balance, Dec. 31, 2006      2,300,000         32,000             0              0       (16,682)       (15,318)
                           ----------       --------     ---------       --------     ---------      ---------
Net loss for period
Ended June 30, 2007                                                                      (5,500)        (5,500)
                           ----------       --------     ---------       --------     ---------      ---------

Balance, June 30, 2007      2,300,000       $ 32,000             0       $      0     $ (22,182)     $   9,818
                           ==========       ========     =========       ========     =========      =========

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                    Six Months Ended              Years Ended
                                                         June 30,                   Dec. 31,
                                                  ---------------------      ----------------------
                                                    2007          2006         2006          2005
                                                  --------      -------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                               $ (5,500)     $    --      $ (5,608)     $ 65,790
                                                  --------      -------      --------      --------
  Adjustments to reconcile net income (loss)
   to net cash (used in) operations
  Changes in operating assets
    (increase) decrease in assets                       --           --            37            --
    increase (decrease) in liabilities                  --           --            --          (316)
                                                  --------      -------      --------      --------
NET CASH PROVIDED BY (USED IN) OPERATIONS           (5,500)          --        (5,643)       65,474
                                                  --------      -------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of patent                                    --           --       (20,000)           --
  Decrease in goodwill                                  --           --            --        27,456
  Retirement of other assets                            --           --            --        19,975
  Increase (decrease) related party debt                --           --           (37)           --
                                                  --------      -------      --------      --------
NET CASH PROVIDED BY INVESTING ACTIVITIES               --           --       (20,037)       47,431
                                                  --------      -------      --------      --------
CASH FLOWS FROM  FINANCING ACTIVITIES
  Increase of payable related party                     --           --            --         9,439
  Cancellation of common shares                         --           --       (92,424)           --
  Note to bank repaid                                   --           --            --       (29,941)
  Common stock issuance                                 --           --        32,000            --
                                                  --------      -------      --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES               --           --       (60,424)      (20,502)
                                                  --------      -------      --------      --------
NET INCREASE (DECREASE)                             (5,500)          --         6,320           (21)
                                                  --------      -------      --------      --------
CASH BEGINNING OF PERIOD                             6,320           --            --            21
                                                  --------      -------      --------      --------
CASH END OF PERIOD                                $    820      $    --      $  6,320      $     --
                                                  ========      =======      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                   $     --      $    --      $     --      $     --
                                                  --------      -------      --------      --------
  Income taxes paid                               $     --      $    --      $     --      $     --
                                                  --------      -------      --------      --------

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
              June 30, 2007 and 2006 and December 31, 2006 and 2005


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

Pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court on December 4, 2006, the Company was spun off from Composite, its former parent, and acquired U.S. Patent No. 6539252. These actions were completed on December 4, 2006.

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

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
              June 30, 2007 and 2006 and December 31, 2006 and 2005


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

G. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
              June 30, 2007 and 2006 and December 31, 2006 and 2005


the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

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

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
              June 30, 2007 and 2006 and December 31, 2006 and 2005


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

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
              June 30, 2007 and 2006 and December 31, 2006 and 2005


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

On December 4, 2006, the Company confirmed 100,000 shares of preferred stock which was converted into 100,000 shares of common stock on December 4, 2006. The preferred shares had been awarded by the Court as a "success fee" upon confirmation of the Plan of Reorganization.

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

LIQUIDITY.

     As of June 30, 2007, we had assets of $20,820 consisting of our patent (valued at $20,000) and cash of $820. Also as of June 30, 2007 we had liabilities of $11,002, an amount which exceeds our cash resources by $10,182. As of December 31, 2006, our last year end, we had cash of $6,320 and liabilities of $11,002.

     We had no revenues during 2005 or 2006 and we had no revenues for the six month period ended June 30, 2007, and we have no prospect of revenues unless we complete a merger or acquisition with a revenue producing entity, of which there can be no assurance. We had a loss for the year ended December 31, 2006 of $5,680, a loss for the six month period ended June 30, 2007 of $5,500, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

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

Date: August 13, 2007              TRANS-SCIENCE CORPORATION


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