Form 10QSB
period 2007-09-30
Trans-Science Corp
filed 2007-11-13
CIK 1375494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER: 000-52440

                           CHINA SHUANGJI CEMENT LTD.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

Delaware                                                95-3542340
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
incorporation or organization)

c/o United Corporate Services
874 Walker Road, Suite C, Dover, DE                     19904
----------------------------------------                ----------
(Address of principal executive offices)                (Zip code)

                    Issuer's telephone number: (619) 640-0155

                            TRANS-SCIENCE CORPORATION
                                4230 Sycamore Dr.
                           San Diego, California 92105
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

At October 29, 2007, 13,466,083 shares of the Registrant's Common Stock and 0 shares of the Registrant's Preferred Stock were issued and outstanding.

At November 11, 2007, 26,932,166 shares of the Registrant's Common Stock and 0 shares of the Registrant's Preferred Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_|  No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets                                                             3

Statements of Operations                                                   4

Statements of Cash Flows                                                   5

Notes to Financial Statements                                              6

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                            BALANCE SHEET - Unaudited

                                                                            As of
                                                                ------------------------------
                                                                Sept. 30, 2007   Dec. 31, 2006
                                                                --------------   -------------
ASSETS

Current Assets
Cash                                                             $        820    $      6,320
Patent                                                                     --          20,000
                                                                 ------------    ------------

TOTAL ASSETS                                                     $        820    $     26,320
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Corporate Franchise Tax                                          $               $      1,600
Related Party Payable                                                  11,002           9,402
                                                                 ------------    ------------
TOTAL LIABILITIES                                                $     11,002    $     11,002

Shareholders' Equity (Deficit)
Preferred stock, no par value:
  100,000,000 shares authorized, no share outstanding
Common stock, no par value:
  100,000,000 shares authorized, no par value
  2,300,000 shares issued and outstanding
  as of 09/30/2007 and 12/31/2006                                      32,000          32,000
Deficit                                                               (42,182)        (16,682)
                                                                 ------------    ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (10,182)         15,318

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $        820    $     26,320
                                                                 ============    ============

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                       STATEMENT OF OPERATIONS - Unaudited

                                       Three Months Ended             Nine Months Ended
                                          September 30                   September 30
                                    -------------------------     ------------------------

                                        2007          2006           2007          2006
                                     ----------    ----------     ----------    ----------

REVENUE                              $       --    $       --     $       --    $       --
                                     ----------    ----------     ----------    ----------
Total Revenue                                --            --             --            --

EXPENSES
 Professional Expenses                       --            --          5,000            --
 Impairment of Patent                    20,000                       20,000
 General & Administration Expenses           --            --            500            --
                                     ----------    ----------     ----------    ----------

OPERATING INCOME (LOSS)                 (20,000)           --        (25,500)           --
                                     ----------    ----------     ----------    ----------

OTHER INCOME (EXPENSE)
   Income from dept forgiveness              --            --             --            --
   Miscellaneous income (expense)            --            --             --            --
   Impairment of goodwill                    --            --             --            --
                                     ----------    ----------     ----------    ----------

TOTAL OTHER INCOME (EXPENSES)                --            --             --            --
                                     ----------    ----------     ----------    ----------

Current Income Tax                           --            --             --            --
Income Tax Benefit                           --            --             --            --

NET INCOME (LOSS)                    $  (20,000)   $       --     $  (25,500)   $       --
                                     ==========    ==========     ==========    ==========

Basic and diluted earning
   (Loss) per Share                  $    (0.01)           --     $    (0.01)           --
                                     ----------    ----------     ----------    ----------

Weighted average number
   of common shares outstanding       2,300,000         7,479      2,300,000         7,479
                                     ----------    ----------     ----------    ----------

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS - Unaudited

                                                       Three Months Ended           Nine Months Ended
                                                          September 30                   30-Sep
                                                    -----------------------     ------------------------
                                                       2007         2006           2007          2006
                                                    ----------   ----------     ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (Loss)                               $       --   $       --     $  (25,500)   $       --
                                                    ----------   ----------     ----------    ----------

Adjustments to Reconcile Net Income (loss)
   to Net Cash (used in) Operations                         --           --             --            --
Changes in operating assets
     (Increase) Decrease in assets                          --           --             --            --
     Increase (Decrease) in liabilities                     --           --         (1,600)           --
                                                    ----------   ----------     ----------    ----------

        NET CASH PROVIDED BY (USED IN) OPERATIONS           --           --        (27,100)           --
                                                    ----------   ----------     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of patent                                       --           --             --            --
   Loss in investment in a closely held-company
   Decrease in goodwill                                     --           --         20,000            --
   Retirement of other assets                               --           --             --            --
   Increase (decrease) related party debt                   --           --          1,600            --
                                                    ----------   ----------     ----------    ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                   --           --         21,600            --
                                                    ----------   ----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in payable related party                           --           --             --            --
Cancellation of common shares                               --           --             --            --
Note to a bank repaid                                       --           --             --            --
   Common stock issuance                                    --           --             --            --
                                                    ----------   ----------     ----------    ----------
   Bank loan-(retired) accrued interest
   Bank loan-(Retired) Accrued Interest

NET CASH PROVIDED BY FINANCING ACTIVITIES                   --           --             --            --

NET INCREASE (DECREASE)                                     --           --         (5,500)           --

CASH BEGINNING OF PERIOD                                   820           --          6,320            --
                                                    ----------   ----------     ----------    ----------


CASH END OF PERIOD                                  $      820   $       --            820    $       --
                                                    ==========   ==========     ==========    ==========

Supplemental Disclosures of Cash Flow Information

Interest paid                                       $       --   $       --     $       --    $       --
                                                    ----------   ----------     ----------    ----------

Income taxes paid                                   $       --   $       --     $       --    $       --
                                                    ----------   ----------     ----------    ----------

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
             Sept. 30, 2007 and 2006 and December 31, 2006 and 2005


NOTE 1. NATURE OF BUSINESS

Trans-Science Corporation ("the Company" or "the Issuer") (n/k/a China Shuangji Cement Ltd.) was organized under the laws of the State of California on September 15, 1980. From September 1980 until September 2004 it provided consulting services on the use of high technology products and processes to the construction industry in general and to the earthquake retrofit industry in particular.

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

The Company has no operations during the years ended December 31, 2006 and 2005 but was engaged in a search for a merger or acquisition partner with the resources to develop the device up to August 20, 2007, when the board of directors reassigned U.S. Patent number 6539252 from the Company to Phillip Burris for the sum of one dollar and other good and valuable consideration.

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

On August 17, 2007 pursuant to an agreement between Trans-Science Corporation, Gopal Sahota, Phillip F. Burris, and Rubelyn de la Cruz ("Agreement") purchased 2,100,000 shares of Trans-Science Corporation common stock for $550,000. Pursuant to the terms of the Agreement, Phillip F. Burris, and Rubelyn de la Cruz resigned from the Company's Board of Directors and Gopal Sahota was appointed to the Board of Directors of the Company. In addition, Gopal Sahota was appointed as the sole officer of Trans-Science Corporation, and Phillip F. Burris, and Rubelyn de la Cruz resigned as President, Secretary, and Treasurer. Further information relating to the matter is stated in the Company's Form 8K, filed with the SEC on October 15, 2007.

On August 20, 2007, the board of directors reassigned U.S. Patent number 6539252 from the Company to Phillip Burris for the sum of one dollar and other good and valuable consideration, receipt of which was hereby acknowledged. Further information relating to the matter is stated in the Company's Form 8K, filed with the SEC on October 25, 2007.


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

NOTE 5. STOCKHOLDERS' EQUITY

A. COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with no par value. As of September 30, 2007, the total issued and outstanding numbers of common shares are 2,300,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Plan of Operation

Currently our Company could be defined as a "shell" company, an entity which is generally described as having no or nominal operations and no or nominal assets. Our Company's plan of operation for the next 12 months is to become engaged in acquisitions, joint ventures, and other business activities that generate revenue from operations in the People's Republic of China and internationally.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

The Company has had no operations during the quarterly period ended September 30, 2007, nor do we have operations as of the date of this filing. General and administrative expenses were $500 for the September 30, 2007, period compared to $0 for the September 30, 2006, period. General and administrative expenses for the three months ended September 30, 2007. Professional expenses were $5,000 for the September 30, 2007, period compared to $0 for the September 30, 2006, period. We had a net loss of $25,500 for the September 30, 2007, period compared to a net loss of $0 for the September 30, 2006, period. The bulk of this loss was related to a $20,000 expense related to the impairment of the Company's patent.

Off-balance Sheet Arrangements

None; not applicable.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report ("Evaluation Date"), our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and Principal Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See the Company's Form 8-K filed on October 15, 2007.

See the Company's Form 8-K filed on October 18, 2007.

See the Company's Form 8-K filed on October 25, 2007.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the third quarter of our fiscal year ended September 30, 2007, or subsequent period through the date hereof, which was not so reported, except as follows:

On August 17, 2007 (the "Effective Date"), pursuant to an agreement between Trans-Science Corporation, Gopal Sahota, Phillip F. Burris, and Rubelyn de la Cruz ("Agreement") purchased 2,100,000 shares of Trans-Science Corporation common stock for $550,000. Pursuant to the terms of the Agreement, Phillip F. Burris, and Rubelyn de la Cruz resigned from the Company's Board of Directors and Gopal Sahota was appointed to the Board of Directors of the Company. In addition, Gopal Sahota was appointed as the sole officer of Trans-Science Corporation, and Phillip F. Burris, and Rubelyn de la Cruz resigned as President, Secretary, and Treasurer. Further information relating to the matter is stated in the Company's Form 8K, filed with the SEC on October 15, 2007.

On August 20, 2007, the board of directors reassigned U.S. Patent number 6539252 from the Company to Phillip Burris for the sum of one dollar and other good and valuable consideration, receipt of which was hereby acknowledged. Further information relating to the matter is stated in the Company's Form 8K, filed with the SEC on October 25, 2007.

(b) Our board of directors has not established an audit committee or a nominating committee. In addition, we do not have any other compensation, executive or similar committees. We will not, in all likelihood, establish an audit or a nominating committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

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

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

See Form 8-K's referenced in Item 5 above.

On October 3, 2007, in a transaction exempt from registration, the Registrant sold an aggregate of 10,000,000 shares of its Common Stock, no par value, at a price of $.0008 per share, for total consideration of $8,000 to a total of 17 purchasers. No underwriter was involved in the transaction. The Registrant relied on Section 4 (2) of the Securities Act of 1933, as amended (the "Act") with respect to purchasers resident in the United States and Regulation S promulgated under the Act with respect to foreign purchasers. Further information relating to the matter is stated in the Company's Form 8K, filed with the SEC on October 15, 2007.

On October 3, 2007, China Shuangji Cement Holding Ltd. became the controlling shareholder of the Registrant with the purchase of 8,000,000 shares of its Common Stock in a 10,000,000 share transaction exempt from registration. Further information relating this transaction is stated in the Company's Form 8K, filed with the SEC on October 18, 2007 and in the Company's Form 8K, filed with the SEC on October 25, 2007.

On October 15, 2007, in a transaction exempt from registration, the Registrant issued an aggregate of 1,166,083 shares of its Common Stock, no par value, pursuant to a $9,402 principal amount Convertible Promissory Note issued May 18, 2005, convertible election to the note holder at a conversion rate of $0.01 per share. No underwriter was involved in the transaction. The Registrant relied on
Section 4 (2) of the Securities Act of 1933, as amended (the "Act"). Further information relating to the matter is stated in the Company's Form 8K, filed with the SEC on October 15, 2007.

Effective October 31, 2007, Trans-Science Corporation (the "Company"), a California corporation, consummated a migratory merger whereby the Company was merged with and into a newly formed wholly-owned subsidiary, China Shuangji Cement Ltd. (the "Surviving Company"), a Delaware corporation. As a result of the merger: (i) the Surviving Company's name is China Shuangji Cement Ltd.; (ii) each share of outstanding common stock of the Company prior to the merger was exchanged for two shares of the Surviving Company thereby indirectly affecting a two for one stock split; (iii) the par value of the Surviving Company's common stock is $0.0001 per share; (iv) the Surviving Company is now governed by the laws of the State of Delaware, as a Delaware corporation, and (v) the Company's bylaws, as adopted by the Surviving Company, have been revised to conform to the Delaware General Corporation Law. The merger was taken subsequent to the Company's stockholders, holding a majority of the Company's issued and outstanding shares of common stock, voting in favor of the merger at a special meeting of the Company's stockholders as previously disclosed by the Company in its Definitive Proxy Statement on Schedule 14A which was filed with the Securities and Exchange Commission on October 15, 2007. Further information relating to the matter is stated in the Company's Form 8K, filed with the SEC on November 5, 2007

(b) Exhibits:

Exhibit
Number      Exhibit Title
------      -------------

  31.1 Certification of Gopal Sahota, as principal executive officer, pursuant to Rule 13a-14(a)/15d-14(a)

  31.2 Certification of Gopal Sahota, as principal financial officer, pursuant to Rule 13a-14(a)/15d- 14(a)

  32 Certification of Gopal Sahota, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHINA SHUANGJI CEMENT LTD.
                                        (f/k/a Trans-Science Corporation)

Date: November 11, 2007                 By: /s/ Gopal Sahota
                                            ------------------------------------
                                            Gopal Sahota, President and Director