Form 10QSB/A
period 2007-03-31
China Shuangji Cement Ltd.
filed 2007-11-15
CIK 1375494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                 FORM 10-QSB /A
                                 AMENDMENT NO. 1

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER: 000-52440

                           CHINA SHUANGJI CEMENT LTD.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                             95-3542340
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
 incorporation or organization)

   c/o United Corporate Services
  874 Walker Road, Suite C, Dover, DE                             19904
(Address of principal executive offices)                        (Zip code)

                    Issuer's telephone number: (619) 640-0155

                            TRANS-SCIENCE CORPORATION
                                4230 Sycamore Dr.
                              San Diego, California
                                      92105
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-QSB for the quarter ended March 31, 2007 for China Shuangji Cement Ltd,, a Delaware corporation formerly known as Trans-Science Corporation (the "Company") is being filed to amend and restate the items described below contained in the Company's quarterly report on Form 10-QSB for such period originally filed with the Securities and Exchange Commission on May 14, 2007. Our board of directors concluded on November 12, 2007 that our previously issued financial statements included in our Form 10-QSB for the quarter ended March 31, 2007 should no longer be relied upon because the financial statements filed were not reviewed by an independent auditor of the Company.

After discussions with the independent auditors, the Company's board of directors determined that its Form 10-QSB for the quarter ended March 31, 2007 should be amended and restated to reflect the items described above. In particular, this Amendment No. 1 amends the Form 10-QSB for the quarter ended March 31, 2007 to include financial statements for the quarter ended March 31, 2007 that have been reviewed by the independent auditor of the Company.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Balance Sheet                                                               3

Statements of Operations                                                    4

Statements of Cash Flows                                                    5

Notes to Financial Statements                                               6

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                              As of
                                                --------------------------------
                                                March 31, 2007    Dec. 31, 2006
                                                --------------    -------------
                                                 (Unaudited -
                                                   Restated)       (Audited)
                                                --------------    -------------
ASSETS

Current Assets
Cash                                              $    6,320        $    6,320
Patent                                                20,000            20,000
                                                  ----------        ----------

TOTAL ASSETS                                      $   26,320        $   26,320
                                                  ==========        ==========

Corporate Franchise Tax                           $    1,600        $    1,600
Related Party Payable                                  9,402             9,402
                                                  ----------        ----------

TOTAL LIABILITIES                                 $   11,002        $   11,002

Shareholders' Equity (Deficit)
Preferred stock, no par value:
  100,000,000 shares authorized,
  no share outstanding
Common stock, no par value:
  100,000,000 shares authorized, no par value
  2,300,000 shares issued and outstanding
  as of 03/31/2007 and 12/31/2006                     32,000            32,000
Deficit                                              (16,682)          (16,682)
                                                  ----------        ----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                  15,318            15,318

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $   26,320        $   26,320
                                                  ==========        ==========

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                       STATEMENT OF OPERATIONS - Unaudited

                                                            Three Months Ended
                                                                March 31
                                                        ------------------------

                                                           2007          2006
                                                        ----------    ----------

REVENUE                                                 $       --    $       --
                                                        ----------    ----------
Total Revenue                                                   --            --

EXPENSES
 Professional Expenses                                          --            --
 Impairment of Patent                                           --
 General & Administration Expenses                              --            --
                                                        ----------    ----------

OPERATING INCOME (LOSS)                                         --            --
                                                        ----------    ----------

OTHER INCOME (EXPENSE)
  Income from dept forgiveness                                  --            --
  Miscellaneous income (expense)                                --            --
  Impairment of goodwill                                        --            --
                                                        ----------    ----------

TOTAL OTHER INCOME (EXPENSES)                                   --            --
                                                        ----------    ----------

Current Income Tax                                              --            --
Income Tax Benefit                                              --            --

NET INCOME (LOSS)                                       $       --    $       --
                                                        ==========    ==========

Basic and diluted earning
  (Loss) per Share                                      $       --            --
                                                        ----------    ----------

Weighted average number
  of common shares outstanding                           2,300,000         7,479
                                                        ----------    ----------

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                       Statements of Cash Flow - Unaudited

                                                              Three Months Ended
                                                                  March 31
                                                             -------------------
                                                               2007       2006
                                                             --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (Loss)                                         $     --   $     --
                                                             --------   --------

Adjustments to Reconcile Net Income (loss)
  to Net Cash (used in) Operations                                 --         --
Changes in operating assets
    (Increase) Decrease in assets                                  --         --
    Increase (Decrease) in liabilities                             --         --
                                                             --------   --------

      NET CASH PROVIDED BY (USED IN) OPERATIONS                    --         --
                                                             --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of patent                                               --         --
  Decrease in goodwill                                             --         --
  Retirement of other assets                                       --         --
  Increase (decrease) related party debt                           --         --
                                                             --------   --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          --         --
                                                             --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in payable related party                                  --         --
Cancellation of common shares                                      --         --
Note to a bank repaid                                              --         --
  Common stock issuance                                            --         --
                                                             --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          --         --

NET INCREASE (DECREASE)                                            --         --
CASH BEGINNING OF PERIOD                                        6,320         --
                                                             --------   --------
CASH END OF PERIOD                                           $  6,320   $     --
                                                             ========   ========
Supplemental Disclosures of Cash Flow Information
Interest paid                                                $     --   $     --
                                                             --------   --------
Income taxes paid                                            $     --   $     --
                                                             --------   --------

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

As a result of the Chapter 11 bankruptcy of the Company's parent, the Company entered a new business on December 4, 2006. On that date the Company acquired the U.S. Patent (No. 6539252) for a medical device which treats blood borne pathogens and entered the business of developing and marketing that medical device. Management believes the Company lacks the resources to commercialize the device.

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

I. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109". FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN No. 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No.158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met: a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or n over-the-counter market, including securities quoted only locally or regionally,
b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however early application shall be for all of an employer's benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer's benefit plans. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 158.

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

NOTE 5. STOCKHOLDERS' EQUITY

A. COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with no par value. As of March 31, 2007, the total issued and outstanding numbers of common shares are 2,300,000.

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

As a result of these issuances there were 2,300,000 common shares issued and outstanding on March 31, 2007.

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

Plan of Operation

Currently our Company could be defined as a "shell" company, an entity which is generally described as having no or nominal operations and no or nominal assets. Our Company's plan of operation for the next 12 months is to become engaged in acquisitions, joint ventures, and other business activities that generate revenue from operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has had no operations during the quarterly period ended March 31, 2007, nor do we have operations as of the date of this filing. There were no expenses or revenues for the quarterly periods ended March 31, 2007 and March 31, 2006, respectively.

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

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended March 31, 2007, or subsequent period through the date hereof, which was not so reported.

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

None

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

                                              CHINA SHUANGJI CEMENT LTD.
                                              (f/k/a Trans-Science Corporation)

Date: November 14, 2007                       By: /s/ Gopal Sahota
                                                  -----------------------------
                                                  Gopal Sahota, Director