Form 10QSB/A
period 2007-06-30
China Shuangji Cement Ltd.
filed 2007-11-15
CIK 1375494

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


                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-QSB for the quarter ended June 30, 2007 for China Shuangji Cement Ltd,, a Delaware corporation formerly known as Trans-Science Corporation (the "Company") is being filed to amend and restate the items described below contained in the Company's quarterly report on Form 10-QSB for such period originally filed with the Securities and Exchange Commission on August 13, 2007. Our board of directors concluded on November 12, 2007 that our previously issued financial statements included in our Form 10-QSB for the quarter ended June 30, 2007 should no longer be relied upon because the financial statements filed were not reviewed by an independent auditor of the Company.

After discussions with the independent auditors, the Company's board of directors determined that its Form 10-QSB for the quarter ended June 30, 2007 should be amended and restated to reflect the items described above. In particular, this Amendment No. 1 amends the Form 10-QSB for the quarter ended June 30, 2007 to include financial statements for the quarter ended June 30, 2007 that have been reviewed by the independent auditor of the Company.

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

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                             As of
                                                                  ----------------------------
                                                                    June 30,         Dec. 31,
                                                                      2007             2006
                                                                  ----------        ----------
                                                                  (Unaudited) -
                                                                   Restated         (Audited)
                                                                  ----------        ----------
ASSETS

Current Assets
Cash                                                              $      820        $    6,320
Patent                                                                20,000            20,000
                                                                  ----------        ----------

     TOTAL ASSETS                                                 $   20,820        $   26,320
                                                                  ==========        ==========

Corporate Franchise Tax                                           $       --        $    1,600
Related Party Payable                                                 11,002             9,402
                                                                  ----------        ----------
TOTAL LIABILITIES                                                 $   11,002        $   11,002


Shareholders' Equity (Deficit) Preferred stock, no par value:
  100,000,000 shares authorized, no share outstanding
Common stock, no par value:
  100,000,000 shares authorized, no par value
  2,300,000 shares issued and outstanding
  as of 09/30/2007 and 12/31/2006                                     32,000            32,000
 Deficit                                                             (22,182)          (16,682)
                                                                  ----------        ----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                   9,818            15,318

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $   20,820        $   26,320
                                                                  ==========        ==========

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                STATEMENT OF OPERATIONS - Unaudited and Restated

                                        Three Months Ended          Six-Months Ended
                                              June 30                    June 30
                                     ------------------------   ------------------------
                                         2007         2006         2007          2006
                                     ----------    ----------   ----------    ----------

REVENUE                              $       --    $       --   $       --    $       --
                                     ----------    ----------   ----------    ----------
Total Revenue                                --            --           --            --

EXPENSES
 Professional Expenses                    5,000            --        5,000            --
 General & Administration Expenses          500            --          500            --
                                     ----------    ----------   ----------    ----------

OPERATING INCOME (LOSS)                   5,500            --        5,500            --
                                     ----------    ----------   ----------    ----------

OTHER INCOME (EXPENSE)
   Income from dept forgiveness              --            --           --            --
   Miscellaneous income (expense)            --            --           --            --
   Impairment of goodwill                    --            --           --            --
                                     ----------    ----------   ----------    ----------

TOTAL OTHER INCOME (EXPENSES)                --            --           --            --
                                     ----------    ----------   ----------    ----------

Current Income Tax                           --            --           --            --
Income Tax Benefit                           --            --           --            --

NET INCOME (LOSS)                    $   (5,500)   $       --   $   (5,500)   $       --
                                     ==========    ==========   ==========    ==========


Basic and diluted earning
   (Loss) per Share                  $    (0.00)           --   $    (0.00)           --
                                     ----------    ----------   ----------    ----------

Weighted average number
of common shares outstanding          2,300,000         7,479    2,300,000         7,479
                                     ----------    ----------   ----------    ----------

                        See Notes to Financial Statements

                            TRANS-SCIENCE CORPORATION
                          (A Development Stage Company)
                       Statements of Cash Flow - Unaudited

                                                       Three-Months Ended            Six-Months Ended
                                                             June 30                      June 30
                                                    ------------------------     ------------------------
                                                       2007          2006           2007          2006
                                                    ----------    ----------     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (Loss)                                $   (5,500)   $       --     $   (5,500)   $       --
                                                    ----------    ----------     ----------    ----------

Adjustments to Reconcile Net Income (loss)
  to Net Cash (used in) Operations                          --            --             --            --
Changes in operating assets
    (Increase) Decrease in assets                           --            --             --            --
    Increase (Decrease) in liabilities                  (1,600)           --         (1,600)           --
                                                    ----------    ----------     ----------    ----------

      NET CASH PROVIDED BY (USED IN) OPERATIONS         (7,100)           --         (7,100)           --
                                                    ----------    ----------     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of patent                                        --            --             --            --
  Retirement of other assets                                --            --             --            --
  Increase (decrease) related party debt                 1,600            --          1,600            --
                                                    ----------    ----------     ----------    ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                1,600            --          1,600            --
                                                    ----------    ----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in payable related party                           --            --             --            --
Cancellation of common shares                               --            --             --            --
Note to a bank repaid                                       --            --             --            --
  Common stock issuance                                     --            --             --            --
                                                    ----------    ----------     ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   --            --             --            --

NET INCREASE (DECREASE)                                 (5,500)           --         (5,500)           --
CASH BEGINNING OF PERIOD                                 6,320            --          6,320            --
                                                    ----------    ----------     ----------    ----------
CASH END OF PERIOD                                  $      820    $       --            820    $       --
                                                    ==========    ==========     ==========    ==========
Supplemental Disclosures of Cash Flow Information
Interest paid                                       $       --    $       --     $       --    $       --
                                                    ----------    ----------     ----------    ----------
Income taxes paid                                   $       --    $       --     $       --    $       --
                                                    ----------    ----------     ----------    ----------

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

NOTE 5. STOCKHOLDERS' EQUITY

A. COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with no par value. As of June 30, 2007, the total issued and outstanding numbers of common shares are 2,300,000.

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

As a result of these issuances there were 2,300,000 common shares issued and outstanding on June 30, 2007.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has had no operations during the quarterly period ended June 30, 2007, nor do we have operations as of the date of this filing. General and administrative expenses were $500 for the June 30, 2007, period compared to $0 for the June 30, 2006, period. Professional expenses were $5,000 for the June

30, 2007, period compared to $0 for the June 30, 2006, period. We had a net loss of $5,500 for the June 30, 2007, period compared to a net loss of $0 for the June 30, 2006, period.

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

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended June 30, 2007, or subsequent period through the date hereof, which was not so reported.

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

                                              CHINA SHUANGJI CEMENT LTD.
                                              (f/k/a Trans-Science Corporation)

Date: November 14, 2007                       By: /s/ Gopal Sahota
                                                  ---------------------------
                                                  Gopal Sahota, Director