Form 10KSB
period 2007-12-31
China Shuangji Cement Ltd.
filed 2008-04-15
CIK 1375494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission file number:  000-52440

China Shuangji Cement Ltd.

(Exact name of small business issuer as specified in its charter)

Delaware	95-3542340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 Linglong Road, Zhaoyuan City, PRC	256400
(Address of principal executive offices)	(Zip Code)

(86) 535-8213217

 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act

Common stock, par value $0.0001 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X ]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

The issuer’s revenues for its most recent fiscal year: $0

As of December 31, 2007, the aggregate market value of the Issuer’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price at which the common equity was sold, was approximately $33,967,613. Solely for the purposes of this calculation, “affiliate” has the meaning defined in Rule 12b-2 of the Exchange Act

As of March 31, 2008, there were 26,932,166 shares of the Company’s common stock issued and outstanding.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [X]

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Shuangji Cement Ltd.  (formerly known Trans-Science Corporation (the “Company” or “Issuer”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.  Description of Business

China Shuangji Cement Ltd. (formerly known as Trans-Science Corporation (“the Company” or “the Issuer”)) was organized under the laws of the State of California on September 15, 1980. From September 1980 until September 2004 it provided consulting services on the use of high technology products and processes to the construction industry in general and to the earthquake retrofit industry in particular.

On July 14, 2000 the Company was acquired by Composite Solutions, Inc. (“Composite”), a company which at the time was a publicly traded Florida corporation engaged in the business of developing and integrating high technology products and processes for sale to the construction industry.

On October 1, 2004 the Company's parent, Composite Solutions, Inc., became insolvent and both Composite and its subsidiary, the Company, ceased all operations. On October 11, 2004, Composite filed a voluntary petition for bankruptcy under Chapter 7. The case was voluntarily dismissed on November 18, 2004, and on May 5, 2005 Composite filed a voluntary petition for bankruptcy under Chapter 11. The Company was not party to these actions.

Pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court on December 4, 2006, the Company was spun off from Composite, its former parent, and acquired U.S. Patent No. 6539252 for a medical device which treats blood borne pathogens. These actions were completed on December 4, 2006.

As a result of the spin off and acquiring the patent, the Company entered the business of developing and marketing that medical device. Management eventually concluded that the Company lacked the resources to commercialize the device.

The Company had no operations during the years ended December 31, 2007, 2006 and 2005 but was engaged in a search for a merger or acquisition partner with the resources to develop the device up to August 20, 2007, when the Company’s board of directors reassigned U.S. Patent number 6539252 from the Company to Phillip Burris for the sum of one dollar and other good and valuable consideration.

On August 20, 2007, the board of directors reassigned U.S. Patent number 6539252 from the Company to Phillip Burris for the sum of one dollar and other good and valuable consideration, receipt of which was hereby acknowledged.

Effective October 31, 2007, the Company consummated a migratory merger whereby the Company was merged with and into a newly formed wholly-owned subsidiary and became China Shuangji Cement Ltd. (the “Surviving Company”), a Delaware corporation.   As a result of the merger: (i) the Company’s name became China Shuangji Cement Ltd.; (ii) each share of outstanding common stock of the Company prior to the merger was exchanged for two shares of the surviving company thereby indirectly affecting a two for one stock split of the Company’s outstanding capital stock; (iii) the par value of the Company’s common stock is $0.0001 per share; (iv) the Company is now governed by the laws of the State of Delaware, as a Delaware corporation, and (v) the Company’s bylaws, as adopted through the merger, have been revised to conform to the Delaware General Corporation Law.  The merger was taken subsequent to the Company’s stockholders, holding a majority of the Company’s issued and outstanding shares of common stock, voting in favor of the merger at a special meeting of the Company’s stockholders as previously disclosed by the Company in its Definitive Proxy Statement on Schedule 14A which was filed with the Commission on October 15, 2007.

The Company intend to pursue a variety of consulting and joint venture opportunities in the People’s Republic of China (“PRC”) in the cement processing industries during the second quarter of 2008. We currently propose to develop such projects using for each, one of two business models.  In the first model, we propose to consult to and operate the business of various companies in PRC.  In the second model, we propose to attempt to enter into joint ventures with other companies in PRC, whereby it is currently contemplated that any such company would contribute their assets to a joint venture and we would perform (and/or arrange for) all of the development activities and obtain all required funding necessary to develop and enhance the partner’s current business.  The Company has two subsidiaries: 1) Chine Holdings Ltd. (a British Virgin Island corporation) is a wholly-owned subsidiary by the Company and 2) Jili Zhaoyuan Investment Consulting Co., Ltd. (a Wholly-Foreign Owned Entity formed under the laws of the PRC) is a wholly-owned subsidiary. Neither subsidiary has assets or operations.

Our plan of operation is forward looking and there is no assurance that we will ever be successful in our plan of operations.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Employees

The Company has no employees and management devotes only a limited amount of time to the Company’s business.

Trademarks and Copyrights

We have not filed for any protection of our trademarks.

Item 1A.  Risk Factors

You should carefully consider the following risks and all of the other information set forth in this report. If any of the events or developments described below actually occurs, our business, financial condition, and results of operations may suffer. In that case, the trading price of our common stock may decline and you could lose all or part of your investment.

Risks Relating to Our Business

We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.

We have not realized any revenues since inception. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2007 is $68,543.

We currently do not have any operations and we have no income. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

We may not be able to continue as a going concern if we do not obtain additional financing.

Because of our lack of funds and short operating history incurring only expenses, our independent accountants' audit report has stated that there is substantial doubt about our ability to continue as a going concern. Our independent auditor pointed out that we incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our future operations. As of the date hereof, all our cash has been raised from the issuance of securities.

Risks Related to Our Stock

The OTC Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.

Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.

Orders for OTC Bulletin Board securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, the stock market in which shares of our common stock will be quoted, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•

variations in our operating results;

•

announcements of technological innovations, new services or product lines by us or our competitors;

•

changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•

changes in operating and stock price performance of other companies in our industry;

•

additions or departures of key personnel; and

•

future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers (“NASD”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.

Wenji Song, our President and chairman of our Board of Directors, owns 51.3% of China Shuangji Cement Holding Ltd. (“CSCH”). CSCH owns approximately 74.26% of the Company and will be able to control the election of directors and other matters presented for a vote of stockholders. In addition, Delaware corporate law provides that certain actions may be taken by written consent action of the stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained, dissenting or non-participating stockholders generally would be bound by such vote. Through their concentration of voting power, Wenji Song and CSCH could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. In deciding how to vote on such matters, Wenji Song and Wenji Song and CSCH may be influenced by interests that conflict with yours. You should not buy our common stock unless you are willing to entrust all aspects of operational control to the Company’s current Chinese based management team.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our board of directors presently intends to follow a policy of retaining earnings, if any. See “Dividend Policy”.

We have the right to issue additional common stock and preferred stock without the consent of shareholders. This would have the effect of diluting your ownership in the company and could decrease the value of your stock.

There are additional authorized but unissued shares of our Common Stock that may be later issued by our management for any purpose without the consent or vote of the stockholders that would dilute a stockholder’s percentage ownership of the company.

In addition, our articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors. While no preferred stock is currently outstanding or subject to be issued, the articles of incorporation have authorized issuance of up to 100,000,000 shares of preferred stock in the discretion of the board of directors. Such preferred stock may be issued upon filing of amended Certificate of Incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by the board of directors and could operate to the disadvantage of the outstanding Common Stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Item 2.  Description of Property

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its officer and director, Wenji Song, at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities. The Company’s management is located at 221 Linglong Road, Zhaoyuan City, Shandong, PRC.  Our telephone number is (86) 535-8213217.

Item 3.  Legal Proceedings

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is known to be a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

Effective October 31, 2007, the Company, consummated a migratory merger whereby the Company was merged with and into a newly formed wholly-owned subsidiary, China Shuangji Cement Ltd., a Delaware corporation.   As a result of the merger: (i) the Company’s name became China Shuangji Cement Ltd.; (ii) each share of outstanding common stock of the Company prior to the merger was exchanged for two shares of the Company subsequent to the merger thereby indirectly affecting a two for one stock split; (iii) the par value of the Surviving Company’s common stock became $0.0001 per share; (iv) the Company is now governed by the laws of the State of Delaware, as a Delaware corporation, and (v) the Company’s bylaws, as adopted in connection with the merger, now conform to the Delaware General Corporation Law.  The merger was taken subsequent to the Company’s stockholders, holding a majority of the Company’s issued and outstanding shares of common stock, voting in favor of the merger at a special meeting of the Company’s stockholders as previously disclosed by the Company in its Definitive Proxy Statement on Schedule 14A which was filed with the Securities and Exchange Commission on October 15, 2007.  Further information relating to the matter is stated in the Company’s Form 8K, filed with the Securities and Exchange Commission (the “Commission”) on November 5, 2007, which is incorporated by reference into this report.

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock has been traded on the OTCBB under the symbol “TRNC” until November 8, 2007, when the Company changed its ticker symbol to reflect the forward split and name change under the symbol “CNSJ”. Trading in the common stock in the OTCBB market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, all prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions:

	Price Range
	2007		2006
	High	Low	High	Low
First Quarter	-	-	-	-
Second Quarter	-	-	-	-
Third Quarter	$2*	$1*	-	-
Fourth Quarter	$5	$3	-	-

*2 for 1 forward stock split occurred November 8, 2007; the high price of $2.00 occurred prior to the split; the post-split high for the quarter was $1.00.

Stockholders

The Company’s common shares are issued in registered form. Signature Stock Transfer in Plano, Texas is the registrar and transfer agent for the Company’s common stock. As of March 31, 2008, there were 26,932,166 shares of the Company’s common stock outstanding and the Company had approximately 137 stockholders of record.

Dividends

The Company has never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

There were no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Shares

On October 3, 2007, in a transaction exempt from registration, the Company sold an aggregate of 20,000,000 shares of its Common Stock, no par value, for total consideration of $8,000 to a total of 16 non-affiliated purchasers and 1 affiliated shareholder. No underwriter was involved in the transaction. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) with respect to purchasers resident in the United States and Regulation S promulgated under the Act with respect to foreign.

On October 15, 2007, in a transaction exempt from registration, the Company issued an aggregate of 2,332,166 shares of its Common Stock, no par value, pursuant to the conversion of principal and interest, due under a Convertible Promissory Note issued May 18, 2005 in the principal amount of $9,402 and interest of $2,259. No underwriter was involved in the transaction. The Company relied on Section 4 (2) of the Securities Act of 1933, as amended (the “Act”).

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the Company's financial position and results of operation and should be read in conjunction with the information set forth under Item 1 – Description of Business  and the consolidated financial statement and notes thereto appearing elsewhere in this report. Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward looking statements. Our actual results could differ materially from those anticipated in these forward looking statements for many reasons, including the risks faced by us described in the Annual Report and in other documents we file with the Securities and Exchange Commission.

Plan of Operation

During the second quarter of 2008, the Company will begin focusing on other activities that generate revenue and have operations in the People’s Republic of China (“PRC”) and elsewhere internationally through our subsidiaries.  The Company contemplates on developing a number of projects (each a “Project”, and collectively, the “Projects”) in the PRC.  The Company currently proposes to develop such Projects using for each, one of two business models.  In the first model, the Company proposes to consult to and operate businesses in the cement industry located in the PRC.  In the second model, the Company proposes to attempt to enter into joint ventures with other PRC companies, whereby it is currently contemplated that any such cement company would contribute their assets to a joint venture and the Company will perform (and/or arrange for) all of the development activities and obtain all required funding necessary to develop and enhance the partner’s current business.

Overall, we anticipate spending an additional $20,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $20,000.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing.

Results of Operations Year Ended December 31, 2007

We did not earn any revenues during the year ended December 31, 2007. During the year ended December 31, 2007, we incurred operating expenses in the amount of $51,861. These operating expenses were comprised of accounting and audit fees of $8,250, legal fees of $17,362, general and administration expenses of $4,014, interest expense (net of interest income) of $2,235, and impairment of patent of $20,000.

As at December 31, 2007, the Company had assets totaling $24 and liabilities totaling $4,424.

During the year ended December 31, 2007, Wenji Song, the President of the Company provided a loan of $12,198 to Company with no interest and payment schedule.  In addition at December 31, 2007, Wenji Song forgave $10,600 of the said loan.  On August 29, 2007, our former director, Phillip Burris, forgave $1,882 of a loan to the Company.

A total of 22,332,166 shares were issued during fiscal 2007.  20,000,000 shares were issued on October 3, 2007 for $8,000 cash and 2,332,166 shares issued on a debt conversion on October 15, 2007.

Effective July 27, 2007, the Company's shares were quoted on the over-the-counter-bulletin-board (OTCBB) under the symbol "TRNC".  On November 8, 2007, the Company’s shares were quoted on the OTCBB under the symbol “CNSJ” as a result of the migratory merger from the State of California as Trans-Science Corporation to the state of Delaware as China Shuangji Cement Ltd..

On August 20, 2007, the Company assigned U.S. Patent number 6539252 from the Company our director and majority shareholder at the time, Phillip Burris, for the sum of one dollar and other good and valuable consideration, receipt of which was acknowledged. At the time of this transaction, the Company determined that such patent had no remaining value.

On December 1, 2007, a loan by Wenji Song to China Shuangji Cement Ltd., in the amount of $10,600, acquired 100% of the share capital of Chine Holdings Ltd. from China Shuangji Cement Holding Ltd., a company controlled by Mr. Wenji Song.

Since we have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations Year Ended December 31, 2006

We did not earn any revenues during the period year ending December 31, 2006 and focused on reorganizing the Company as described in Item 1 of “Description of Business”.  During the year ended December 31, 2006, we incurred operating expenses in the amount of $5,680. These operating expenses were comprised of professional expenses of $3,680 and general & administration expenses of $2,000.

As at December 31, 2006, the Company had assets totaling $26,320 and liabilities totaling $11,002.

Liquidity and Capital Resources

As of December 31, 2007, our total assets were $24 comprising of cash of $24 (December 31, 2006 - $26,320) and our total liabilities were $4,424 (December 31, 2006 - $11,002) for a total working capital deficit of $4,400 (December 31, 2006 - $15,318).  During the period ended December 31, 2007, Wenji Song, the President of the Company provided a loan of $12,198 to Company with no interest and payment schedule.  In addition at December 31, 2007, Wenji Song forgave $10,600 of the said loan.  On August 29, 2007, our former director, Phillip Burris, forgave $1,882 of a loan to the Company.

As of December 31, 2007, we had cash of $24, and we believe that we need approximately an additional $20,000 to meet our capital requirements over the next 12 months.

Known Material Trends and Uncertainties

As of December 31, 2007, China Shuangji has no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  The Company did not generate revenue during the years ended December 31, 2007 and 2006.

Item 7.  Financial Statements

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

PAGE

AUDITORS LETTER

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2007 and 2006

F1

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006

F2

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended

  December 31, 2007 and 2006

F3

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

F4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F5 – F12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

China Shuangji Cement Ltd.

(Formerly Trans-Science Corp.)

We have audited the accompanying consolidated balance sheet of China Shuangji Cement Ltd. (the “Company”) (formerly Trans-Science Corp.) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the year then ended.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, an accumulated deficit and operating cash flow deficit and that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Danziger Hochman Partners LLP

Danziger Hochman Partners LLP

Toronto, Canada

April 11, 2008

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Balance Sheets

As at December 31, 2007 and 2006

	2007	2006

ASSETS
Cash	$ 24	$ 6,320
Patent	-	20,000
TOTAL ASSETS	$ 24	$ 26,320

LIABILITIES
Accounts payable	$2,826	$1,600
Related party payable	-	9,402
Loan from director	1,598	-
	4,424	11,002

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Authorized:
100,000,000 preferred stock with a par value of $0.0001 per share (2006: 100,000,000 preferred stock without par value)
100,000,000 common stock with a par value of $0.0001 per share
(2006: 100,000,000 common stock without par value)
Issued:
26,932,166 common stock (2006: 4,600,000)	2,693	32,000
Additional paid-in capital	61,450	-
Accumulated deficit and comprehensive loss	(68,543)	(16,682)
	(4,400)	15,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$ 24	$ 26,320

The accompanying notes are an integral part of these consolidated financial statements.

F1

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Statements of Operations

For the Years Ended December 31, 2007 and 2006

	2007	2006

Revenue	$ -	$ -

Expenses
Professional fees	25,612	3,680
Impairment of patent	20,000	-
General and administration expenses	4,014	2,000
Interest expense (net)	2,235	-

Net loss for the year	$ 51,861	$ 5,680

Basic and diluted loss per common stock	Less than 0.01	Less than 0.01

Weighted average number of common shares outstanding	9,481,265	1,830,608

The accompanying notes are an integral part of these consolidated financial statements.

F2

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Statements of Stockholders’ Equity (Deficiency)

For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2005	-	$ -	$ -	$ (11,002)	$ (11,002)
Stock issued for patent purchase	4,000,000	400	19,600	-	20,000
Shares issued to shareholders of patent	50,000	5	245	-	250
Shares issued to creditors of patent	350,000	35	1,715	-	1,750
Conversion of preferred shares for cash	200,000	20	9,980	-	10,000

Net loss and comprehensive loss				(5,680)	(5,680)

Balance, December 31, 2006	4,600,000	460	31,540	(16,682)	15,318
Stock issued in private placement	20,000,000	2,000	6,000	-	8,000
Stock issued in loan conversion	2,332,166	233	11,428	-	11,661
Stock issued in loan forgiveness - director	-	-	1,882	-	1,882
Stock issued in loan forgiveness - shareholder	-	-	10,600	-	10,600
Net loss and comprehensive loss	-	-	-	(51,861)	(51,861)

Balance, December 31, 2007	26,932,166	$2,693	$ 61,450	$ (68,543)	$ (4,400)

As at December 31, 2005, there was no issued and outstanding preferred stock.  During the fiscal 2006 year, the Company issued 100,000 preference stock with a value of $Nil.  These preference shares were converted into 200,000 common stock of the Company, as noted above, under the Plan of Reorganization.  As at December 31, 2005, there were 20,000 issued and outstanding common stock with no par value, with a book value of $92,424.  These shares had been cancelled pursuant to a court decree of October 3, 2005 under the terms of the bankruptcy of the Company’s parent company.

 The accompanying notes are an integral part of these consolidated financial statements.

F3

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006

OPERATING ACTIVITIES
Net loss for year	$ (51,861)	$ (5,680)

Adjustments to reconcile net loss to net cash used in operating activities
Impairment of patent	20,000	2,000
Expenses paid by related parties	3,841	-
Debt forgiveness	(10,600)	-

Change in non-cash working capital items:
Accounts payable	1,226	-
Related party payable	10,900	-
Other	-	37

Cash used in operating activities	(26,494)	(3,643)

INVESTING ACTIVITIES
Increase in indebtedness to related party	-	(37)

Cash used in investing activities	-	(37)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	8,000	-
Proceeds of loan from director	12,198	-
Proceeds from conversion of preferred stock	-	10,000

Cash provided by financing activities	20,198	10,000

NET INCREASE (DECREASE) IN CASH	(6,296)	6,320

CASH, BEGINNING OF YEAR	6,320	-

CASH, END OF YEAR	$ 24	$ 6,320

Supplemental Information
Interest paid	$ 2,259	$ -
Income taxes paid	$ -	$ -
Acquisition of patent on issuance of common stock	$ -	$20,000
Stock issued in loan conversion and debt forgiveness	$24,143	$ -

The accompanying notes are an integral part of these consolidated financial statements.

F4

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

1.

NATURE OF BUSINESS AND GOING CONCERN

Trans-Science Corporation (“the Company”) (n/k/a China Shuangji Cement Ltd.) was organized under the laws of the State of California on September 15, 1980.  From September 1980 until September 2004 it provided consulting services on the use of high technology products and processes to the construction industry in general and to the earthquake retrofit industry in particular.

On July 14, 2000 the Company was acquired by Composite Solutions, Inc. ("Composite"), a company which at the time was a publicly traded Florida corporation engaged in the business of developing and integrating high technology products and processes for sale to the construction industry.

On October 1, 2004 the Company's parent, Composite, became insolvent and both Composite and the Company ceased all operations.  On October 11, 2004, Composite filed a voluntary petition for bankruptcy under Chapter 7.  The case was voluntarily dismissed on November 18, 2004, and on May 5, 2005 Composite filed a voluntary petition for bankruptcy under Chapter 11.  The Company was not party to these actions.

Pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court on December 4, 2006, the Company was spun off from Composite, appointed new management, and acquired U.S. Patent No. 6539252 via the issuance of common shares for a medical device which treated blood borne pathogens and entered the business of developing and marketing that medical device.  However, management believed the Company lacked the resources to commercialize the device, and it was disposed of in the 2007 fiscal year.

Except as noted above, the Company had no operations during the years ended December 31, 2007, 2006 and 2005, but was engaged in a search for a merger or acquisition partner with the resources to develop the device.  These efforts ceased on August 20, 2007 when the board of directors reassigned U.S. Patent number 6539252 from the Company to a stockholder of the Company for the sum of one dollar and other good and valuable consideration.

Effective October 31, 2007, Trans-Science Corporation consummated a migratory merger whereby the Company was merged with and into a newly formed wholly-owned subsidiary, China Shuangji Cement Ltd. (the “Surviving Company”), a Delaware corporation.  As a result of the merger: (i) the Surviving Company’s name is China Shuangji Cement Ltd.; (ii) each share of outstanding common stock of the Company prior to the merger was exchanged for two shares of the Surviving Company thereby indirectly affecting a two for one stock split; (iii) the par value of the Surviving Company’s common stock is $0.0001 per share; (iv) the Surviving Company is now governed by the laws of the State of Delaware as a Delaware corporation; and (v) the Company’s bylaws, as adopted by the Surviving Company, have been revised to conform to the Delaware General Corporation Law.  Further information relating to the matter is stated in the Company’s Form 8K, filed with the SEC on November 5, 2007.

The Company intends to pursue a variety of consulting and joint venture opportunities in the People’s Republic of China (“PRC”) in the cement processing industries during the second quarter of 2008.

The Company has two subsidiaries: 1) Chine Holdings, Ltd. (a British Virgin Island corporation) is a wholly-owned subsidiary of the Company and 2) Jili Zhaoyuan Investment Consulting Co., Ltd. (a Wholly-Foreign Owned Entity formed under the laws of the PRC) is a wholly-owned subsidiary of Chine Holdings Ltd.

F5

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NATURE OF BUSINESS AND GOING CONCERN (Continued)

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of operations.  The Company has not generated revenue since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing for the pursuit of its opportunities in the cement industry in PRC.  Management plans to seek a merger or acquisition target with adequate funds to support operations.  Management has yet to identify a merger or acquisition target, and there is no guarantee that the Company will be able to identify such a target business in the future.  As at December 31, 2007, the Company has accumulated losses of $68,543 since inception and has a working capital deficiency of $4,400.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts and activities of Chine Holdings Ltd., the company’s wholly-owned subsidiary, and Jili Zhaoyuan Investment Consulting Co. Ltd, a wholly-owned subsidiary of Chine Holdings Ltd. Both of these subsidiaries are inactive.  All inter-company accounts and transactions have been eliminated.

Uses of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Financial statement items subject to significant judgment include expense accruals, income taxes and loss contingencies.  Actual results could differ from those estimates.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

F6

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Financial Statements

December 31, 2007 and 2006

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2007 and 2006, the Company had no cash equivalents.

Financial Instruments

The carrying values of the Company’s financial instruments, comprising cash, accounts payable and loan from director, approximate their fair values due to the short-term maturity of these instruments.  The Company does not use derivative instruments to reduce its exposure to foreign currency risk.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks in respect of its financial instruments.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. A valuation allowance against net deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Basic and Diluted Loss per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share.  The standard requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Basic and diluted loss per share are computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect would be anti-dilutive.  At December 31, 2007 and 2006 the Company has no stock equivalents that were anti-dilutive and excluded from the loss per share calculation.

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) Share Based Payments, using the modified retrospective transition method.  The Company had not issued any stock options or share based payments prior to January 1, 2006.  Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123(R).

F7

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Financial Statements

December 31, 2007 and 2006

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred.  No advertising costs have been incurred by the Company during the years ended December 31, 2007 and 2006.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  The Company did not generate revenue during the years ended December 31, 2007 and 2006.

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income (“FAS No. 130”), which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances.  Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners.  Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income (loss) is displayed in the statement of shareholders' deficiency and in the balance sheet as a component of shareholders' deficiency.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

F8

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Financial Statements

December 31, 2007 and 2006

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”).  The objective of FAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of FAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  In November 2007, the FASB announced an option to defer implementation of some of the requirements of this standard for certain non-financial assets and liabilities. Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  The provisions of SAB 108 become effective as of the end of the 2007 fiscal year.  SAB 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material.  SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years.  It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial.  Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with FAS No. 154, Accounting Changes and Error Corrections.  SAB 108 is effective for fiscal years ending after November 15, 2006.   The adoption of SAB 108 did not have a material effect on the Company's reported financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of FAS 159 apply only to entities that elect the fair value option.  However, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements.  Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

F9

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Financial Statements

December 31, 2007 and 2006

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141R”), replacing FAS 141, Business Combinations (“FAS 141”).  This statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 termed the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement clarifies that acquirers are required to expense costs related to any acquisitions.  FAS 141R will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  Early adoption is prohibited.  The Company has not yet evaluated the impact, if any, that FAS 141R will have on its financial statements.  Determination of the ultimate effect of this statement will depend on the Company’s structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“FAS 160”).  FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented.  Early adoption is prohibited.  The Company currently has no entities or arrangements that will be affected by the adoption of FAS 160. However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

F10

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Financial Statements

December 31, 2007 and 2006

3.

STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with $0.0001 par value (2006 – 100,000,000; no par value). As of December 31, 2007, the total issued and outstanding numbers of common shares are 26,932,166 (2006 – 4,600,000).

The following stock issuances took place pursuant to the Plan of Reorganization pursuant to Bankruptcy Court order (see Note 1):

On December 4, 2006, the Company cancelled 20,000 common shares pursuant to the Bankruptcy Court order.

Also on December 4, 2006, the Company acquired U.S. Patent No. 6539252 in exchange for 4,000,000 common shares valued at $20,000 or $0.005 per share.

Also on December 4, 2006, all creditors of Composite Solutions, Inc. (“Composite”) (the former parent company of China Shuangji Cement Ltd.) received their pro rata share of a pool of 350,000 shares of common stock in the Company and the old shareholders of Composite received their pro rata share of a pool of 50,000 shares of common stock in the Company in relation to monies due from the purchase of the patent.

Also on December 4, 2006, 100,000 preferred shares in the Company were converted to 200,000 common shares, by payment of a conversion price of $10,000 or $.10 per share.

A total of 22,332,166 common stock were issued during fiscal 2007 of which 20,000,000 shares were issued on October 3, 2007 for $8,000 cash and 2,332,166 shares issued on a debt conversion on October 15, 2007.

Pursuant to the migratory merger of Trans-Science Corporation (a California corporation) into China Shuangji Cement Ltd. (a Delaware corporation) all shares were converted on a basis of two shares of the Company for one share of Trans-Science Corporation.

As a result of these issuances and forward split there were 26,932,166 common shares issued and outstanding on December 31, 2007.  All per share information in the accompanying financial statement has been adjusted to reflect the forward split in accordance with SAB Topic 4C.

Preferred Stock

The authorized preferred stock of the Company comprises 100,000,000 shares with $0.0001 par value (2006 – 100,000,000; no par value).  No preferred stock was issued and outstanding at December 31 2007 or 2006.

On December 4, 2006, the Company issued 100,000 shares of preferred stock which was converted into 200,000 shares of common stock on December 4, 2006.  The preferred shares had been awarded by the Court as a "success fee" upon confirmation of the Plan of Reorganization.

F11

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Financial Statements

December 31, 2007 and 2006

4.

INCOME TAXES

The Company has provided a valuation allowance on its net deferred tax asset, comprising net operating loss carry-forwards, as management has determined that it is more likely than not that the Company will not fully earn income sufficient to realize the deferred tax assets during the carry-forward period.

5.

RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer of the Company provides office services without charge. Management has determined that such costs are immaterial to the financial statements and accordingly, these costs have not been reflected in the accompanying consolidated financial statements.

During the 2007 fiscal year, the President of the Company loaned $1,598 to Company.  The loan is non-interest bearing, unsecured, and has no repayment terms.

On December 31, 2007, the President forgave a promissory note of $10,600 in return for common shares of the Company.  The promissory note had been used by the Company to acquire 100% of the share capital of Chine Holdings, Ltd. from the Company’s president.

On August 29, 2007, a former director forgave $1,882 of a loan to the Company.

6.

WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2007 and 2006.

F12

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Accountants on accounting and financial disclosure matters or otherwise.

Item 8A.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer of the Company's disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Company’s chief executive officer and chief financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2007. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)	Director/Officer Since
Wenji Song	58	Chairman and President	November 13, 2007
Hongcheng Liu	34	Chief Financial Officer	November 13, 2007
Bo Wu	30	Secretary and Director	November 13, 2007
Jun Song	31	Director	November 13, 2007
Shouheng Yuan	57	Director	November 13, 2007
Linxin Cui	39	Director, Vice President of Sales	November 13, 2007
Gopal Sahota	38	Director	August 17, 2007

Biographies of Directors and Executive Officers:

Wenji Song is our Chairman of the Board and CEO. Mr. Song graduated from Shandong Building Materials Institute and obtained the certificate of advanced economy. In 1974, he began working with the Zhaoyuan Shuangji (a PRC corporation) cement factory and in 1978 he held the position of plant factory manager. In 1991, he became director of Zhaoyuan Shuangji and has been the major driving force in its success. He has been awarded the outstanding entrepreneur title many times for the prominent achievement in developing Zhaoyuan Shuangji.

Hongcheng Liu has served as the Chief Financial Officer of Zhaoyuan Shuangji since 1997. Since graduation from Qiqihaer Forestry Institute in 1993, he has been engaged in the financial affairs of Zhaoyuan Shuangji. He is familiar with all aspects of Company’s business including, but not limited to, general accounting, credit control, cost audit, tax refund, invoice, fixed capital, accounts payable and receivable etc. He is primarily responsible for obtaining the AA credit taxpayer and AAA bank credit rating.

Bo Wu has served as Vice President and the Chief Operating Operation of Zhaoyuan Shuangji since 2003. Mr. Wu graduated from Shandong Technological Institute and worked at China Life Insurance Co., Ltd. as Vice President until 2003. He has extensive experience in the production aspect, especially in product quality and raw material supply.

Jun Song has served as a director of Zhaoyuan Shuangji since 2004 and is currently managing projects at the Hainan cement plants. Mr. Song graduated from Qingdao University. Before 2004, he worked in Zhaoyuan Financial Bureau. Mr. Song is the son of the Company’s Chief Executive Officer, Mr. Wenji Song.

Linxin Cui has served as Vice-President of Sales of Zhaoyuan Shuangji. Mr. Cui graduated from the Shandong Building Materials Institute. In 1991, he was appointed the to Zhaoyuan cement plant and in 1995 he was appointed company Vice-Factory Director. In 2001 he was appointed Vice President of the company and since 2002 he oversees the two cement plants in Hainan Province.

Shongheng Yuan has served as a director and Chief Engineer of Zhaoyuan Shuangji. He has worked at the Zhaoyuan Shuangji cement factory since 1976 and in 1988 he has promoted to Chief Director of the chemical lab. From 1989 to 1991, Mr. Shongheng attended Shandong Building Material Institute and after graduation he was promoted Chief Engineer of Zhaoyuan Cement Factory.

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer. The officers will serve at will.

The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

None of the officers or directors of the Company are officers, directors or affiliates of any other reporting companies.

To the knowledge of the Company, no present or former director, executive officer or person nominated to become a director or executive of the Company has ever:

1)

Filed a bankruptcy petition by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or with two years prior to that time;

2)

Had any conviction in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)

Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4)

Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Changes in Directors and Officers

On August 17, 2007 pursuant to an agreement between Trans-Science Corporation, Gopal Sahota, Phillip F. Burris, and Rubelyn de la Cruz (“Agreement”) purchased 4,200,000 shares of Trans-Science Corporation common stock for $550,000.  Pursuant to the terms of the Agreement, Phillip F. Burris, and Rubelyn de la Cruz resigned from the Company's Board of Directors and Gopal Sahota was appointed to the Board of Directors of the Company. In addition, Gopal Sahota was appointed as the sole officer of Trans-Science Corporation, and Phillip F. Burris, and Rubelyn de la Cruz resigned as President, Secretary, and Treasurer.

Gopal Sahota, the sole executive officer and the sole director of China Shuangji Cement Ltd. resigned as an officer of the Company effective as of November 13, 2007.  Following Mr. Sahota’s resignation, the Board of Directors of the Company appointed the following officers effective as of November 13, 2007: Wenji Song as President; Jun Song as Vice-President; Hongcheng Liu as Chief Financial Officer; and Bo Wu as Secretary.  Also, Mr. Wenji Song was appointed to the Board of Directors, as Chairman of the Board of Directors, to fill an existing vacancy thereon pursuant to a resolution adopted by the Board of Directors.  Mr. Song is not currently a director of any other Company required to file periodic reports under the Securities Exchange Act of 1934, as amended.  No shareholder meeting was required.

Gopal Sahota resigned as director and Jun Song resigned as Vice President effective as of February 26, 2008.

The Board of Directors of the Company appointed Jun Song as Chief Executive Officer effective February 26, 2008.

Board of Directors Committees and Other Information

All Directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

The Board of Directors currently has no committees. As and when required by law, it will establish Audit Committee and a Compensation Committee. The Audit Committee will oversee the actions taken by our independent auditors and review our internal financial and accounting controls and policies. The Compensation Committee will be responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and will administer our incentive compensation and benefit plans, subject to full board approval.  The Board of Directors currently performs the functions of the Audit Committee and the Compensation Committee.

Director Compensation

Our directors do not receive cash for their services. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors, but may enter into separate consulting agreements with individual directors at times.

Code of Ethics and Conduct

We currently do not have a Code of Ethics. However, we intend to adopt a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. The Code will be designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;

•

Compliance with applicable governing laws, rules and regulations;

•

The prompts internal reporting of violations of the Code to the appropriate person or persons; and

•

Accountability for adherence to this Code.

This Code will require the highest standard of ethical conduct and fair dealing of its Chief Financial Officers. While, per Sarbanes-Oxley, this policy is intended to only cover the actions of the CFO, we expect that our other officers, directors and employees will also review the Code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to earn the trust, confidence and respect of our suppliers, customers and stockholders.

Our CFO is committed to conducting business in accordance with the highest ethical standards. The CFO must comply with all applicable laws, rules and regulations. Furthermore, the CFO must not commit an illegal or unethical act, or instruct or authorize others to do so.

Item 10.  Executive Compensation

Summary Compensation Table

No compensation was paid the executive officers and directors.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during year ended December 31, 2007.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any Executive Officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as Directors. The Board of Directors has the authority to fix the compensation of Directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our Officers and Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 26,932,166 shares of common stock outstanding at March 15, 2008.

The following tables set forth information regarding beneficial ownership of our common stock as of March 15, 2008 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of 221 Linglong Road, Zhaoyuan City, Shandong, PRC.

Name of

Shares of

Percent

Title of Class

Beneficial Owner

Common Stock

of Class

Common Stock

China Shuangji Cement Holding Ltd. (1)

20,000,000

 74.26%

Common Stock

Wenji Song (1)

0

0%

Chairman and President

Common Stock

Hongcheng Liu (1)

0

0%

CFO

Common Stock

Bo Wu (1)

0

0%

Director and Secretary

Common Stock

Jun Song (1)

0

0%

Director and CEO

Common Stock

Linxin Cui (1)

0

0%

Director

Common Stock

Shouheng Yuan (1)

0

0%

Director and Vice-President of Sales

Common Stock

Directors and Officers

11,588,000

43.03%

as a Group (7 persons)

(1)

Wenji Song, our Chairman and President, owns beneficially 51.3% of China Shuangji Cement Holding Ltd. In addition Hongcheng Liu, our Chief Financial Officer owns 0.34%, Bo Wu, our Secretary and Director, owns 1.2%, Jun Song, our Director owns 1.7%, Linxin Cui, Director, owns 2.5%, and Shouheng Yuan, our Director and Vice President of Sales, owns 0.9%, respectively of China Shuangji Cement Holding Ltd. All of whom are PRC citizens, and reside in the PRC.

Changes of Control

There are currently no arrangements which would result in a change in control of us.

Item 12.  Certain Relationships and Related Transactions

Wenji Song, our Chairman and President, and Jun Song, our Director and CEO, are father and son, respectively.

On August 20, 2007, the Company assigned U.S. Patent number 6539252 from the Company our director and majority shareholder at the time, Phillip Burris, for the sum of one dollar and other good and valuable consideration, receipt of which was acknowledged. At the time of this transaction, the Company determined that such patent had no remaining value.

On August 29, 2007 Phillip Burris forgave $1,882 of a loan to the Company.

Wenji Song controls China Shuangji Cement Holding Ltd., a corporation incorporated under the laws of the British Virgin Islands.  On October 18, 2007, China Shuangji Cement Holding Ltd. acquired 16,000,000 shares of Common Stock from the Company in consideration for $6,400.  On November 13, 2007, Gopal Sahota, our former director and officer, sold 4,000,000 restricted common shares of the Company from his personal holdings to China Shuangji Cement Holding Ltd. for one dollar and other good and valuable consideration.  China Shuangji Cement Holding Ltd. total share holding of 20,000,000 shares of Common Stock of the Company represents 74.26% of the outstanding capital stock of the Company.  As a result of these transactions, Mr. Song indirectly controls the Company.  Wenji Song, owns beneficially 51.3% of China Shuangji Cement Holding Ltd..  In addition Hongcheng Liu, our Chief Financial Officer owns 0.34%, Bo Wu, our Secretary and Director, owns 1.2%, Jun Song, our Director owns 1.7%, Linxin Cui, Director, owns 2.5%, and Shouheng Yuan, our Director and Vice President of Sales, owns 0.9%, respectively of China Shuangji Cement Holding Ltd. All of whom are PRC citizens, and reside in the PRC.

During the fiscal 2007, the Chairman and President of the Company, Wenji Song, loaned $12,198 to Company with no interest and payment schedule.  On December 31, 2007, Weji Song forgave a promissory note of $10,600.

On December 1, 2007, a loan by Wenji Song to China Shuangji Cement Ltd., in the amount of $10,600, acquired 100% of the share capital of Chine Holdings Ltd. from China Shuangji Cement Holding Ltd., a company controlled by Wenji Song

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Audit Committee

We currently do not have an audit committee. Our Board of Directors has determined that we do not have a financial expert to serve on its audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of China Shuangji and to be a member of the audit committee outweighs the benefits of having a financial expert on the committee.

Item 13.  Exhibits

3.1

Articles of Incorporation of Trans-Science Corporation, as amended (filed as an exhibit to our Form 10SB, filed with the Securities and Exchange Commission on February 2, 2007).

3.2

Bylaws of Trans-Science Corporation (filed as an exhibit to our Form 10SB, filed with the Securities and Exchange Commission on February 2, 2007).

3.3

Certificate of Incorporation of China Shuangji Cement Ltd. dated as of October 29, 2007 (filed as an exhibit to our Form 8K, filed with the Securities and Exchange Commission on November 5, 2007).

3.4

Bylaws of China Shuangji Cement Ltd. dated as of October 29, 2007 (filed as an exhibit to our Form 8K, filed with the Securities and Exchange Commission on November 5, 2007).

3.5

Certificate of Merger of Trans-Science Corporation (a California Corporation) into China Shuangji Cement Ltd. (a Delaware Corporation) dated as of October 29, 2007 (filed as an exhibit to our Form 8K, filed with the Securities and Exchange Commission on November 5, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Item 14.  Principal Accountant Fees and Services

On December 12, 2007, Danziger Hochman Partners LLP was appointed as the independent registered public accounting firm ("Danziger Hochman" or "auditors") for China Shunagji Cement Ltd. The firm of Stan J.H. Lee, Certified Public Accountant ("Stan J. H. Lee"), the Company's independent registered public accounting firm for the two most recent fiscal years, has voluntarily resigned.

The decision to appoint Danziger Hochman as auditors was approved by the Board of Directors of the Company on December 12, 2007.

Audit and audit-Related Fees

For the year ended December, 2007, the Company's principal auditor billed $8,250 in fees for the audit of the Company’s 2005 and 2006 annual financial statements and review of financial statements included in the Company’s Form 10-QSB.

Tax Fees

The Company's principal accountant did not bill any tax fees during the years ended December 31, 2007 and 2006.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended December 31, 2007 and 2006.

Audit Committee's Pre-Approval Policies and Procedures

The Company’s Board of Directors acts as the Company’s Audit Committee and evaluates and approves in advance the engagement before the principal accountant renders audit or non-audit services. The Board of Directors of the Company has determined that the services provided by the Company's principal accountant, as referred to in the above paragraphs, are compatible with maintaining the principal accountant's independence.

Percentage of Hours Expended

All hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributable to work performed by persons that are the principal accountant's full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Shuangji Cement Ltd.

Date: April 15, 2008	By:	/s/ Wenji Song
Wenji Song (Chairman and President)

	By:	/s/ Jun Song
Jun Song (Director and CEO)

	By:	/s/ Bo Wu
Bo Wu (Director and Secretary)

	By:	/s/ Linxin Cui
Linxin Cui (Director)

	By:	/s/ Shoucheng Yuan
Shoucheng Yuan (Director)

	By:	/s/ Hongcheng Liu
Hongcheng Liu (Chief Financial Officer)