Form 10-Q
period 2008-03-31
China Shuangji Cement Ltd.
filed 2008-05-15
CIK 1375494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ] Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

At April 30, 2008, 26,932,166 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

CHINA SHUANGJI CEMENT LTD.

PAGE

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited)

F1

Consolidated Statements of Operations for the Three Months Ended March 31, 2008

and 2007 (unaudited)

F2

Consolidated Statements of Stockholders’ Equity (Deficiency) for the period ended

March 31, 2008 (unaudited)

F3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008

and 2007 (unaudited)

F4

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

F5 – F12

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Balance Sheets

As at March 31, 2008 and December 31, 2007 (unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Cash	$ 30,014	$ 24
TOTAL ASSETS	30,014	$ 24

LIABILITIES
Accounts payable	7,156	$2,826
Loan from related parties	31,598	1,598
	38,754	4,424

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Authorized:
100,000,000 preferred stock with a par value of $0.0001 per share
100,000,000 common stock with a par value of $0.0001 per share
Issued:
26,932,166 common stock (March 31, 2007 - 4,600,000)	2,693	2,693
Additional paid-in capital	61,450	61,450
Accumulated deficit and comprehensive loss	(72,883)	(68,543)
	(8,740)	(4,400)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$ 30,014	$ 24

The accompanying notes are an integral part of these consolidated financial statements.

F1

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Statements of Operations

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

	Three Months Ended
	03/31/2008	03/31/2007
Revenue	$ -	$ -

Expenses
Professional fees	3,954	-
General and administration expenses	386	-

Net loss for the period	$ 4,340	$ -

Basic and diluted loss per common stock	Less than 0.01	Less than 0.01

Weighted average number of common shares outstanding	26,932,166	4,600,000

The accompanying notes are an integral part of these consolidated financial statements.

F2

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Statements of Stockholders’ Equity (Deficiency)

For the Period Ended March 31, 2008 (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2005	-	$ -	$ -	$ (11,002)	$ (11,002)
Stock issued for patent purchase	4,000,000	400	19,600	-	20,000
Shares issued to shareholders of patent	50,000	5	245	-	250
Shares issued to creditors of patent	350,000	35	1,715	-	1,750
Conversion of preferred shares for cash	200,000	20	9,980	-	10,000

Net loss and comprehensive loss				(5,680)	(5,680)

Balance, December 31, 2006	4,600,000	460	31,540	(16,682)	15,318
Stock issued in private placement	20,000,000	2,000	6,000	-	8,000
Stock issued in loan conversion	2,332,166	233	11,428	-	11,661
Stock issued in loan forgiveness - director	-	-	1,882	-	1,882
Stock issued in loan forgiveness - shareholder	-	-	10,600	-	10,600
Net loss and comprehensive loss	-	-	-	(51,861)	(51,861)

Balance, December 31, 2007	26,932,166	2,693	61,450	(68,543)	(4,400)

Net loss for the period ended March 31, 2008	-	-	-	(4,340)	(4,340)

Balance, March 31, 2008	26,932,166	$2,693	$ 61,450	$ (72,883)	$ (8,740)

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

F3

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

	Three Months Ended March 31
	2008	2007

OPERATING ACTIVITIES
Net loss for period	$ (4,340)	$ -

Adjustments to reconcile net loss to net cash used in operating activities
Increase in Accounts payable	4,330	-

Cash used in operating activities	(10)	-

FINANCING ACTIVITIES
Proceeds of loan from related party	30,000	-

Cash provided by financing activities	30,000	-

NET INCREASE IN CASH	29,990	-

CASH, BEGINNING OF PERIOD	24	6,320

CASH, END OF PERIOD	$ 30,014	$ 6,320

The accompanying notes are an integral part of these consolidated financial statements.

F4

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Consolidated Financial Statements

March 31, 2008 (unaudited)

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

Pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court on December 4, 2006, the Company was spun off from Composite, appointed new management, and acquired U.S. Patent number 6539252 via the issuance of common shares for a medical device which treated blood borne pathogens and entered the business of developing and marketing that medical device.  However, management believed the Company lacked the resources to commercialize the device, and it was disposed of in the 2007 fiscal year.

Except as noted above, the Company had no operations during the period ended March 31, 2008 and years ended December 31, 2007, 2006 and 2005, but was engaged in a search for a merger or acquisition partner with the resources to develop the device.  These efforts ceased on August 20, 2007 when the board of directors reassigned U.S. Patent number 6539252 from the Company to a stockholder of the Company for the sum of one dollar and other good and valuable consideration.

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

March 31, 2008 (unaudited)

NATURE OF BUSINESS AND GOING CONCERN (Continued)

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of operations.  The Company has not generated revenue since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing for the pursuit of its opportunities in the cement industry in PRC.  Management plans to seek a merger or acquisition target with adequate funds to support operations.  Management has yet to identify a merger or acquisition target, and there is no guarantee that the Company will be able to identify such a target business in the future.  As at March 31, 2008, the Company has accumulated losses of $72,883 since inception and has a working capital deficiency of $8,740.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

March 31, 2008 (unaudited)

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2008 and December 31, 2007, the Company had no cash equivalents.

Financial Instruments

The carrying values of the Company’s financial instruments, comprising cash, accounts payable and loan from related parties, approximate their fair values due to the short-term maturity of these instruments.  The Company does not use derivative instruments to reduce its exposure to foreign currency risk.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks in respect of its financial instruments.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. A valuation allowance against net deferred tax assets is recorded if based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Basic and Diluted Loss per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share.  The standard requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Basic and diluted loss per share are computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect would be anti-dilutive.  At March 31, 2008 and 2007 the Company has no stock equivalents that were anti-dilutive and excluded from the loss per share calculation.

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

March 31, 2008 (unaudited)

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred.  No advertising costs have been incurred by the Company during the period ended March 31, 2008 and 2007.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  The Company did not generate revenue during the period ended March 31, 2008 and the years ended December 31, 2007, 2006 and 2005.

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

March 31, 2008 (unaudited)

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

Beginning January 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position (“FSP”) 157-2, which delayed the effective date of FAS 157 for nonfinancial assets and liabilities. As of January 1, 2008 the Company has applied the provisions of FAS 157 to its financial instruments and the impact was not material.  Under FSP 157-2, the Company will be required to apply FAS 157 to its nonfinancial assets and liabilities beginning January 1, 2009. Management is currently reviewing the applicability of FAS 157 to the Company’s nonfinancial assets and liabilities and the potential impact that application will have on its consolidated statements.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of FAS 159 apply only to entities that elect the fair value option.  However, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements.  As of January 1, 2008 the Company has applied the provisions of FAS 159 to its financial instruments and the impact was not material.

F9

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Financial Statements

March 31, 2008 (unaudited)

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

F10

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Financial Statements

March 31, 2008 (unaudited)

3.

STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with $0.0001 par value (03/31/07 – 100,000,000; no par value). As of March 31, 2008, the total issued and outstanding numbers of common shares are 26,932,166 (March 31, 2007 – 4,600,000).

The following stock issuances took place pursuant to the Plan of Reorganization pursuant to Bankruptcy Court order (see Note 1):

On December 4, 2006, the Company cancelled 20,000 common shares pursuant to the Bankruptcy Court order.

Also on December 4, 2006, the Company acquired U.S. Patent number 6539252 in exchange for 4,000,000 common shares valued at $20,000 or $0.005 per share.

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

As a result of these issuances and forward split there were 26,932,166 common shares issued and outstanding on March 31, 2008.  All per share information in the accompanying financial statement has been adjusted to reflect the forward split in accordance with SAB Topic 4C.

Preferred Stock

The authorized preferred stock of the Company comprises 100,000,000 shares with $0.0001 par value (03/31/2007 – 100,000,000; no par value).  No preferred stock was issued and outstanding at March 31 2008 or 2007.

On December 4, 2006, the Company issued 100,000 shares of preferred stock which was converted into 200,000 shares of common stock on December 4, 2006.  The preferred shares had been awarded by the Court as a "success fee" upon confirmation of the Plan of Reorganization.

F11

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Financial Statements

March 31, 2008 (unaudited)

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

During the three months ended March 31, 2008, China Shuangji Cement Holding Ltd., the Company’s parent company, loaned $30,000 to the Company.  The loan is non-interest bearing, unsecured, and has no fixed repayment terms.

During the 2007 fiscal year, the president of the Company loaned $1,598 to the Company.  The loan is non-interest bearing, unsecured, and has no repayment terms.

On December 31, 2007, the president forgave a promissory note of $10,600 in return for common shares of the Company.  The promissory note had been used by the Company to acquire 100% of the share capital of Chine Holdings, Ltd. from the Company’s president.

On August 29, 2007, a former director forgave $1,882 of a loan to the Company.

6.

WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of March 31, 2008 and December 31, 2007.

F12

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations Three Months Ended March 31, 2008

We did not earn any revenues during the period three months ending March 31, 2008. During the three month period ended March 31, 2008, we incurred operating expenses in the amount of $4,340. These operating expenses were comprised of legal fees of $3,954 and transfer agent fees of $386.

As at March 31, 2008, we had total assets of $30,014 and total liabilities of $38,754.

During the three months ended March 31, 2008, China Shuangji Cement Holding Ltd. loaned $30,000 to the Company.  The loan is non-interest bearing, unsecured, and has no repayment terms.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the commission is fixed or determinable; and collection is reasonably assured.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008. This evaluation was conducted by Wenji Song, our president, and Hongcheng Liu, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, they have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)

There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended March 31, 2008, or subsequent period through the date hereof, which was not so reported, except as follows:

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

Item 6. Exhibits and Report on Form 8-K

(a)

Reports on Form 8-K

See Form 8-K’s referenced in Item 5 above.

(b)

Exhibits:

Exhibit

Number

Exhibit Title

31.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Shuangji Cement Ltd.

Date: May 15, 2008	By:	/s/ Wenji Song
Wenji Song (Chairman and President)

	By:	/s/ Hongcheng Liu
Hongcheng Liu (Chief Financial Officer)