Form 10-Q
period 2008-06-30
China Shuangji Cement Ltd.
filed 2008-08-14
CIK 1375494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ] Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At June 30, 2008, 26,932,166 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

CHINA SHUANGJI CEMENT LTD.

PAGE

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (unaudited)

F1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008

and 2007 (unaudited)

F2

Consolidated Statements of Stockholders’ Equity (Deficiency) for the period ended

June 30, 2008 (unaudited)

F3

Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2008

and 2007 (unaudited)

F4

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

F5 – F12

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Balance Sheets

As at June 30, 2008 and December 31, 2007 (unaudited)

	June 30 30, 2008	December 31, 2007

ASSETS
Cash	$ 30,014	$ 24
TOTAL ASSETS	30,014	$ 24

LIABILITIES
Accounts payable	28,671	$2,826
Loan from related parties	31,598	1,598
	60,269	4,424

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Authorized:
100,000,000 preferred stock with a par value of $0.0001 per share
100,000,000 common stock with a par value of $0.0001 per share
Issued:
26,932,166 common stock (March 31, 2007 - 4,600,000)	2,693	2,693
Additional paid-in capital	61,450	61,450
Accumulated deficit and comprehensive loss	(94,398)	(68,543)
	(30,255)	(4,400)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$ 30,014	$ 24

The accompanying notes are an integral part of these consolidated financial statements.

F1

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

	Three Months Ended		Six Months Ended
	06/30/2008	06/30/2007	06/30/2008	06/30/2007
Revenue	$ -	$ -	$ -	$ -

Expenses
Professional fees	21,121	5,000	25,075	5,000
General and administration expenses	394	500	780	500
	21,515	5,500	25,855	5,500

Net loss for the period	$ 21,515	$ 5,500	$ 25,855	$ 5,500

Basic and diluted loss per common stock	Less than 0.01	Less than 0.01	Less than 0.01	Less than 0.01

Weighted average number of common shares outstanding	26,932,166	2,300,000	26,932,166	2,300,000

The accompanying notes are an integral part of these consolidated financial statements.

F2

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Statements of Stockholders’ Equity (Deficiency)

For the Period Ended June 30, 2008 (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2005	-	$ -	$ -	$ (11,002)	$ (11,002)
Stock issued for patent purchase	4,000,000	400	19,600	-	20,000
Shares issued to shareholders of patent	50,000	5	245	-	250
Shares issued to creditors of patent	350,000	35	1,715	-	1,750
Conversion of preferred shares for cash	200,000	20	9,980	-	10,000

Net loss and comprehensive loss				(5,680)	(5,680)

Balance, December 31, 2006	4,600,000	460	31,540	(16,682)	15,318
Stock issued in private placement	20,000,000	2,000	6,000	-	8,000
Stock issued in loan conversion	2,332,166	233	11,428	-	11,661
Stock issued in loan forgiveness - director	-	-	1,882	-	1,882
Stock issued in loan forgiveness - shareholder	-	-	10,600	-	10,600
Net loss and comprehensive loss	-	-	-	(51,861)	(51,861)

Balance, December 31, 2007	26,932,166	2,693	61,450	(68,543)	(4,400)

Net loss for the period ended March 31, 2008	-	-	-	(4,340)	(4,340)

Balance, March 31, 2008	26,932,166	$2,693	$ 61,450	$ (72,883)	$ (8,740)

Net loss for the period ended June 30, 2008	-	-	-	(21,515)	(21,515)

Balance, June 30, 2008	26,932,166	$2,693	$ 61,450	$ (94,398)	$ (30,255)

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

F3

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Statements of Cash Flows

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

OPERATING ACTIVITIES
Net loss for period	$ (21,515)	$ (5,500)	$ (25,855)	$ (5,500)

Adjustments to reconcile net loss to net cash used in operating activities
Increase (decrease) in Accounts payable	21,515	(1,600)	25,845	(1,600)

Cash used in operating activities	-	(7,100)	(10)	(7,100)

INVESTING ACTIVITIES
Proceeds from related party debt	-	1,600	-	1,600

Cash provided by investing activities	-	1,600	-	1,600

FINANCING ACTIVITIES
Proceeds of loan from related party	-	-	30,000	-

Cash provided by financing activities	-	-	-	-

NET INCREASE IN CASH	-	(5,500)	29,990	(5,500)

CASH, BEGINNING OF PERIOD	30,014	6,320	24	6,320

CASH, END OF PERIOD	$ 30,014	$ 820	$ 30,014	$ 820

The accompanying notes are an integral part of these consolidated financial statements.

F4

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Consolidated Financial Statements

June 30, 2008 (unaudited)

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

Except as noted above, the Company had no operations during the period ended June 30, 2008 and years ended December 31, 2007, 2006 and 2005, but was engaged in a search for a merger or acquisition partner with the resources to develop the device.  These efforts ceased on August 20, 2007 when the board of directors reassigned U.S. Patent number 6539252 from the Company to a stockholder of the Company for the sum of one dollar and other good and valuable consideration.

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

June 30, 2008 (unaudited)

NATURE OF BUSINESS AND GOING CONCERN (Continued)

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of operations.  The Company has not generated revenue since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing for the pursuit of its opportunities in the cement industry in PRC.  Management plans to seek a merger or acquisition target with adequate funds to support operations.  Management has yet to identify a merger or acquisition target, and there is no guarantee that the Company will be able to identify such a target business in the future.  As at June 30, 2008, the Company has accumulated losses of $94,318 since inception and has a working capital deficiency of $30,255.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

June 30, 2008 (unaudited)

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2008 and December 31, 2007, the Company had no cash equivalents.

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

Basic and Diluted Loss per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share.  The standard requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Basic and diluted loss per share are computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect would be anti-dilutive.  At June 30, 2008 and 2007 the Company has no stock equivalents that were anti-dilutive and excluded from the loss per share calculation.

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

June 30, 2008 (unaudited)

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred.  No advertising costs have been incurred by the Company during the period ended June 30, 2008 and 2007.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  The Company did not generate revenue during the six month period ended June 30, 2008 and the years ended December 31, 2007, 2006 and 2005.

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

June 30, 2008 (unaudited)

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

June 30, 2008 (unaudited)

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

F10

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Financial Statements

June 30, 2008 (unaudited)

3.

STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company consists of 100,000,000 shares with $0.0001 par value (06/30/07 – 100,000,000; no par value). As of June 30, 2008, the total issued and outstanding numbers of common shares are 26,932,166 (June 30, 2007 – 4,600,000).

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

As a result of these issuances and forward split there were 26,932,166 common shares issued and outstanding on June 30, 2008.  All per share information in the accompanying financial statement has been adjusted to reflect the forward split in accordance with SAB Topic 4C.

Preferred Stock

The authorized preferred stock of the Company comprises 100,000,000 shares with $0.0001 par value (06/30/2007 – 100,000,000; no par value).  No preferred stock was issued and outstanding at June 30 2008 or 2007.

On December 4, 2006, the Company issued 100,000 shares of preferred stock which was converted into 200,000 shares of common stock on December 4, 2006.  The preferred shares had been awarded by the Court as a "success fee" upon confirmation of the Plan of Reorganization.

F11

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Financial Statements

June 30, 2008 (unaudited)

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

6.

WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of June 30, 2008 and December 31, 2007.

F12

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

During the second quarter of 2008, the Company began focusing on activities that will generate revenues and have operations in the People’s Republic of China (“PRC”) and elsewhere internationally through our subsidiaries.  The Company contemplates on developing a number of projects (each a “Project”, and collectively, the “Projects”) in the PRC.  The Company currently proposes to develop such Projects using for each, one of two business models.  In the first model, the Company proposes to consult to and operate businesses in the cement industry located in the PRC.  In the second model, the Company proposes to attempt to enter into joint ventures with other PRC companies, whereby it is currently contemplated that any such cement company would contribute their assets to a joint venture and the Company will perform (and/or arrange for) all of the development activities and obtain all required funding necessary to develop and enhance the partner’s current business.

Overall, we anticipate spending an additional $40,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $40,000.

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

Results of Operations Six Months Ended June 30, 2008

We did not earn any revenues during the period six months ending June 30, 2008. During the six month period ended June 30, 2008, we incurred operating expenses in the amount of $25,855. These operating expenses were comprised of professional fees of $25,075 and general expenses of $780.

As at June 30, 2008, we had total assets of $30,014 and total liabilities of $60,269.

During the six months ended June 30, 2008, China Shuangji Cement Holding Ltd. loaned $30,000 to the Company.  The loan is non-interest bearing, unsecured, and has no repayment terms.

On July 16, 2008, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series 2008 Preferred Stock (the "Certificate of Designations") designating 30,000,000 of the Company's previously authorized preferred stock. Each share of Series 2008 Preferred Stock is not redeemable and is not entitled to dividends or entitled to notice of or to vote at any meeting of the holders of Common Stock.  The holders of Series 2008 Preferred shares shall have the right upon the liquidation, dissolution or winding up of the Corporation or in any other case in which to receive the amount paid-up thereon plus all capital contributed for Series 2008 Preferred Shares in excess of par value, in preference and priority to any distributions on the Common Shares, and subordinate to any distributions on any other class or series of shares now existing or hereafter created. Each holder of shares of Series 2008 Preferred shares may, so long as at least one of the following triggering events has occurred before conversion, but not before the expiry of six (6) months from the date of issue of such shares (“Issuance Date”), and from time to time thereafter, convert (an “Optional Conversion”) each of its shares of Series 2008 Preferred shares into a number of fully paid and non-assessable subject to a conversion ratio in which initially be convertible to one (1) share of the Corporation’s Common Stock and shall be subject to adjustment as provided within the Certificate of Designations: 1) the Company consummates at least an additional $5,000,000.00 equity financing from institutional or strategic investors; and/or 2) the Company having four (4) consecutive quarters of positive cash flow as reflected on the Corporation’s financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) and filed with the Securities and Exchange Commission (the “SEC”); and/or. 3) the Closing Bid Price of any shares of the Corporation’s Common Stock is equal to or in excess of $1.00 per share; and/or 4) the Closing Bid Price of any shares of the Corporation’s Common Stock is equal to or less than $0.001 per share.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.  However, we do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. This evaluation was conducted by Wenji Song, our president, and Hongcheng Liu, our principal accounting officer.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)

There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year ended June 30, 2008, or subsequent period through the date hereof, which was not so reported.

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

China Shuangji Cement Ltd.

Date: August 14, 2008	By:	/s/
Wenji Song (Chairman and President)

	By:	/s/
Hongcheng Liu (Chief Financial Officer)