Form 10-Q/A
period 2008-06-30
China Shuangji Cement Ltd.
filed 2008-08-14
CIK 1375494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No.1

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

F5 – F13

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Balance Sheets

As at June 30, 2008 and December 31, 2007 (unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Cash	$ 30,014	$ 24
TOTAL ASSETS	30,014	$ 24

LIABILITIES
Accounts payable	28,671	$2,826
Loans from related parties	31,598	1,598
	60,269	4,424

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Authorized:
100,000,000 preferred stock with a par value of $0.0001 per share
100,000,000 common stock with a par value of $0.0001 per share
Issued:
26,932,166 common stock	2,693	2,693
Additional paid-in capital	61,450	61,450
Accumulated deficit and comprehensive loss	(94,398)	(68,543)
	(30,255)	(4,400)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$ 30,014	$ 24

The accompanying notes are an integral part of these consolidated financial statements.

F1

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

	Three Months Ended		Six Months Ended
	06/30/2008	06/30/2007	06/30/2008	06/30/2007
Revenue	$ -	$ -	$ -	$ -

Expenses
Professional fees	21,121	5,000	25,075	5,000
General and administration expenses	394	500	780	500
	21,515	5,500	25,855	5,500

Net loss for the period	$ 21,515	$ 5,500	$ 25,855	$ 5,500

Basic and diluted loss per common stock	Less than $ 0.01	Less than $ 0.01	Less than $ 0.01	Less than $ 0.01

Weighted average number of common stock outstanding	26,932,166	4,600,000	26,932,166	4,600,000

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

As at December 31, 2005, there was no issued and outstanding preferred stock.  During the fiscal 2006 year, the Company issued 100,000 preference stock with a value of $0.00.  These preference shares were converted into 200,000 common stock of the Company, as noted above, under the Plan of Reorganization.  As at December 31, 2005, there were 20,000 issued and outstanding common stock with no par value, with a book value of $92,424.  These shares had been cancelled pursuant to a court decree of October 3, 2005 under the terms of the bankruptcy of the Company’s parent company.

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

June 30, 2008 and 2007 (unaudited)

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

The Company intends to pursue a variety of consulting and joint venture opportunities in the People’s Republic of China (“PRC”) in the cement processing industries during the third quarter of 2008.

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

June 30, 2008 and 2007 (unaudited)

NATURE OF BUSINESS AND GOING CONCERN (Continued)

The accompanying consolidated financial statements have been prepared by management on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of operations.  The Company has not generated revenue since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing for the pursuit of its opportunities in the cement industry in PRC.  Management plans to seek a merger or acquisition target with adequate funds to support operations.  Management has yet to identify a merger or acquisition target, and there is no guarantee that the Company will be able to identify such a target business in the future.  As at June 30, 2008, the Company has accumulated losses of $94,398 since inception and has a working capital deficiency of $30,255.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

June 30, 2008 and 2007 (unaudited)

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

Basic and Diluted Loss per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share.  The standard requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  Basic and diluted loss per share are computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect would be anti-dilutive.  At June 30, 2008 and 2007 the Company has no stock equivalents that were anti-dilutive and excluded from the loss per share calculation.

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

June 30, 2008 and 2007 (unaudited)

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred.  No advertising costs have been incurred by the Company during the period ended June 30, 2008 and 2007.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as modified by SEC Staff Accounting Bulletin No.104.  Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  The Company did not generate revenue during the six-month period ended June 30, 2008 and the years ended December 31, 2007, 2006 and 2005.

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

F8

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007 (unaudited)

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

F9

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007 (unaudited)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”).  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company currently has no entities or arrangements that will be affected by the adoption of FAS 161.  However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that the adoption of SFAS 162 will have an effect on its results of operations or financial condition.

F10

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007 (unaudited)

3.

STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company comprises 100,000,000 shares with $0.0001 par value. As of June 30, 2008, 26,932,166 common shares were issued and outstanding (June 30, 2007 – 4,600,000).

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

Preferred Stock

The authorized preferred stock of the Company comprises 100,000,000 shares with $0.0001 par value.  No preferred stock was issued and outstanding at June 30 2008 or 2007.

On December 4, 2006, the Company issued 100,000 shares of preferred stock which was converted into 200,000 shares of common stock on December 4, 2006.  The preferred shares had been awarded by the Court as a "success fee" upon confirmation of the Plan of Reorganization.

F11

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007 (unaudited)

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

F12

CHINA SHUANGJI CEMENT LTD.

(Formerly Trans-Science Corporation)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007 (unaudited)

7.

SUBSEQUENT EVENTS

On July 16, 2008, the Company filed with the State of Delaware a Certificate of Designation of Series 2008 Preferred Stock designating 30,000,000 of its previously authorized preferred stock.  Each share of Series 2008 Preferred Stock is not redeemable and is not entitled to dividends or entitled to notice of or to vote at any meeting of the holders of common stock.  The holders of Series 2008 Preferred Stock shall have the right upon the liquidation, dissolution or winding up of the Company to receive the amount paid-up thereon plus all capital contributed for Series 2008 Preferred Shares in excess of par value, in preference and priority to any distributions on the Common Shares, and subordinate to any distributions on any other class or series of shares now existing or later created.  Each holder of Series 2008 Preferred Stock may, as long as a triggering event (as defined) has occurred before conversion, convert each of its shares of Series 2008 Preferred Stock into a number (subject to a defined conversion ratio) of fully paid and non-assessable shares of the Company’s common stock.

On August 11, 2008, Jili Zhaoyuan Investment Consulting Co., Ltd. (“JZIC”), a wholly-owned subsidiary of the Company, completed a business combination by entering into a series of contractual agreements (the “Agreements”) with Zhaoyuan Shuangji Co. Ltd. (“Zhaoyuan Shuangji”), a company engaged in the business of manufacturing cement products in the PRC.  Zhaoyuan Shuangji is under common control with the Company.  Among other items, the Agreements include a Strategic Consulting Service Agreement and an Operating Agreement, through which JZIC has the right to advise, consult, manage and operate Zhaoyuan Shuangji for a quarterly fee. Zhaoyuan Shuangji’s shareholders have granted JZIC the exclusive right and option to acquire all of their equity interests and voting rights in Zhaoyuan Shuangji through an exclusive option agreement and authorization agreements.

F13

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

Results of Operations Six Months Ended June 30, 2008

We did not earn any revenues during the period six months ending June 30, 2008. During the six month period ended June 30, 2008, we incurred operating expenses in the amount of $25,855. These operating expenses comprised professional fees of $25,075 and general expenses of $780.

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

China Shuangji Cement Ltd.

Date: August 14, 2008	By:	/s/ Jun Song
Jun Song (Chief Executive Officer)

	By:	/s/ Hongcheng Liu
Hongcheng Liu (Chief Financial Officer)