Form 10-Q
period 2008-09-30
China Shuangji Cement Ltd.
filed 2008-11-19
CIK 1375494

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

At October 30, 2008, 26,932,166 shares of the Registrant's Common Stock and 20,250,000 Series 2008 Preferred Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

PAGE

Consolidated Balance Sheets as of September 30, 2008 (unaudited)

    and December 31, 2007 (audited)

F1

Consolidated Statements of Income for the Nine Month Periods Ended

    September 30, 2008 and 2007 (unaudited)

F2

Consolidated Statements of Income for the Three Month Periods Ended

    September 30, 2008 and 2007 (unaudited)

F3

Consolidated Statements of Cash Flows for the Nine Month Periods

    Ended September 30, 2008 and 2007 (unaudited)

F4

            Notes to Consolidated Financial Statements (unaudited)

F5

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS	September 30,	December 31,
Current Assets:	2008	2007
	(unaudited)	(audited)
Cash	$ 5,314,536	$ 802,235
Accounts receivables, less allowance for doubtful accounts	5,529,495	4,671,714
Other receivables	320,747	412,595
Advances to suppliers	114,879	167,595
Subsidy receivable	175,297	164,296
Inventory	14,614,084	13,281,676
Total current assets	26,069,038	19,500,111
Fixed Assets:
Land use rights	4,166,024	4,166,024
Mining rights	1,267,133	1,267,133
Buildings	4,015,029	4,015,029
Equipment	8,997,378	8,802,879
Vehicles	50,263	50,263
Construction in progress	197,570	-
Total fixed assets	18,693,397	18,301,328
Less accumulated depreciation and amortization	6,051,068	4,745,231
Net fixed assets	12,642,329	13,556,097
Other Assets:
Deferred interest	160,371	641,483
Long term receivable	1,095,630	1,095,630
Loans receivable	1,227,059	1,308,191
Total other assets	2,483,060	3,045,304
Total Assets	$ 41,194,427	$ 36,101,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$ 19,322,595	$ 18,752,591
Accounts payable	2,998,686	3,220,088
Advances from customers	675,495	743,047
Accrued liabilities	437,805	833,634
Other liabilities	633,960	906,522
Total current liabilities	24,068,541	24,455,882

Long Term Bank Loans	1,021,138	2,474,672
Total liabilities	25,089,679	26,930,554
Deferred Credit	4,668,057	-
Stockholders’ Equity:
Preferred stock – authorized, 100,000,000 shares, $.0001 par value; 20,250,000 shares issued and outstanding	2,025	-
Common stock – authorized, 100,000,000 shares, $.0001 par value; 26,932,166 shares issued and outstanding	2,693	2,693
Capital in excess of par value	2,449,354	2,431,129
Retained Earnings	9,011,869	6,481,883
Earnings appropriated for statutory reserves	1,205,931	1,205,931
Accumulated other comprehensive income	(1,235,181)	(950,678)
Total Stockholders’ equity	11,436,691	9,170,958
Total Liabilities and Stockholders’ Equity	$ 41,194,427	$ 36,101,512

The accompanying notes are an integral part of the financial statements.

F1

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Month Periods Ended September 30, 2008 and 2007

(unaudited)

	2008	2007

Sales	$40,415,435	$ 39,670,754
Cost of Sales	34,780,562	33,861,088
Gross Profit	5,634,873	5,809,666

Selling and Administrative Expenses	917,718	960,681

Operating Income	4,717,155	4,848,985

Other Income (Expense):
Subsidy Income	239,119	307,678
Other Income	1,924	449
Interest Expense	(1,193,251)	(975,519)
Other Expense	(104,345)	(4,376)

Income Before Income Taxes	3,660,602	4,177,217

Provision for Income Taxes:
Current Provision	1,130,616	1,482,006

Net Income for the Period	2,529,986	2,695,211

Other Comprehensive Loss	(284,503)	(252,940)

Total Comprehensive Income	$ 2,245,483	$ 2,442,271

Earnings Per Share:
Basic	$.09	$.10
Fully diluted	$.08	$.10

Average number of common shares outstanding:
Basic	26,932,166	26,932,166
Fully diluted	30,698,666	26,932,166

The accompanying notes are an integral part of the financial statements.

F2

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Month Periods Ended September 30, 2008 and 2007

(unaudited)

	2008	2007

Sales	$13,225,008	$ 14,779,426
Cost of Sales	11,326,923	12,450,959
Gross Profit	1,898,085	2,328,467

Selling and Administrative Expenses	461,838	414,647

Operating Income	1,436,247	1,913,820

Other Income (Expense):
Subsidy Income	69,214	162,475
Other Income	1,924	316
Interest Expense	(254,893)	(318,631)
Other Expense	(103,713)	(1,024)

Income Before Income Taxes	1,148,779	1,756,956

Provision for Income Taxes:
Current Provision	387,379	629,679

Net Income for the Period	761,400	1,127,277

Other Comprehensive Income (Loss)	77,520	(95,215)

Total Comprehensive Income	$838,920	$ 1,032,062

Earnings Per Share:
Basic	$.03	$.04
Fully diluted	$.02	$.04

Average Number of Common Shares Outstanding:
Basic	26,932,166	26,932,166
Fully diluted	38,726,122	26,932,166

The accompanying notes are an integral part of the financial statements.

F3

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2008 and 2007

(unaudited)

	2008	2007
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$ 2,529,986	$2,695,211
Adjustments to reconcile net income to net cash provided by operating activities:
Charges and credits not involving the use of cash:
Depreciation and amortization	1,305,837	1,303,467
Amortization of deferred interest	481,112	455,054
Changes in assets and liabilities:
Increase in accounts receivable	(857,781)	(1,379,183)
Decrease (increase) in other receivables	91,848	(137,181)
Decrease in advances to suppliers	52,716	344,837
Decrease (increase) in subsidy receivable	(11,001)	262,541
Increase in inventory	(1,332,408)	(4,417,222)
Increase in accounts payable	(221,402)	(323,143)
Increase (decrease) in advances from customers	(67,552)	9,432
Increase (decrease) in other payables	(286,562)	1,385,195
Decrease in accrued liabilities	(395,829)	(752,484)
	_________	________
Net Cash Provided (Consumed) By Operating Activities	1,288,964	(553,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(392,069)	117,087
Additions to business loans	(18,572)	(141,903)
Returns of business loans	99,704	-
Net Cash Consumed By Investing Activities	(310,937)	(24,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of preferred stock	4,250	-
Shareholder advance	30,000	-
Borrowings under bank loans	2,345,491	792,291
Repayments of bank loans	(3,229,021)	-
Cash received to move Zhaoyuan plant	4,668,057	-
Net Cash Provided By Financing Activities	3,818,777	792,291

Effect on cash of foreign exchange conversion	(284,503)	(252,940)
Net change in cash	(155,756)	(38,941)
Cash balance, beginning of period	802,235	603,811
Cash balance, end of period	$ 5,314,536	$ 564,870

The accompanying notes are an integral part of the financial statements.

F4

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of China Shuangji Cement, Ltd. (“the Company”) as of September 30, 2008, and for the three and nine month periods ended September 30, 2008 and 2007, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

2.

NATURE OF BUSINESS AND GOING CONCERN

The Company was incorporated September 15, 1980 in the state of California under the name Trans-Science Corporation.  From September 1980 until September 2004 it provided consulting services on the use of high technology products and processes to the construction industry, specializing in earthquake retrofit activities.

On July 14, 2000 the Company was acquired by Composite Solutions, Inc. (“Composite”), a company which at the time was a publicly traded Florida corporation engaged in the business of developing and integrating high technology products and processes for sale to the construction industry.

On October 1, 2004, Composite became insolvent and both Composite and the Company ceased operations.  On October 11, 2004, Composite filed a voluntary petition under Chapter 7 of the Bankruptcy Law.  The case was voluntarily dismissed on November 18, 2004, and on May 5, 2005 Composite filed a voluntary petition under Chapter 11.  The Company was not a party to these actions.

Pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court on December 4, 2006, the Company was spun off by Composite; new management was appointed; and a patent was acquired, via the issuance of common shares, for a medical device which treated blood borne pathogens.  The Company, then, entered the business of developing and marketing that device.  Shortly thereafter, management decided the Company lacked the resources to commercialize the device, and it was disposed of in 2007.

Except as noted above, the Company had no operations during the period 2005 through October 3, 2007, but was engaged in a search for a merger partner with the resources to develop the patented device.  On August 20, 2007 the patent was assigned to a stockholder of the Company.

On October 3, 2007 a Chinese company named China Shuangji Cement Holdings, Ltd. (Holdings) purchased 8,000,000 shares of Company common stock, bringing to 74% the total shares of Company stock owned by Holdings.  Holdings is owned by a group of shareholders who also own all of the equity interests of Zhaoyuan Shuangji Co. Ltd. (Zhaoyuan Shuangji), a cement manufacturer incorporated in the People’s Republic of China (PRC).  As part of a plan to effect control of Zhaoyuan Shuangji, two other companies were created and a series of agreements were entered with Zhaoyuan Shuangji.  The new companies are:  Chine Holdings, Ltd (Chine Holdings), a British Virgin Islands corporation; and Jili Zhaoyuan Investment Consulting Co. Ltd. (JZIC), a Wholly Foreign-Owned Entity formed under the laws of the PRC.  Chine Holdings is a wholly owned subsidiary of the Company; and JZIC is a wholly owned subsidiary of Chine Holdings.

F5

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

2.

NATURE OF BUSINESS AND GOING CONCERN (CONT’D)

The agreements with Zhaoyuan Shuangji include one through which ZJIC has the right to manage and operate Zhaoyuan Shuangji and collect quarterly management fees; one granting  ZJIC voting rights in Zhaoyuan Shuangji; and one granting ZJIC an option to acquire all of the equity interests in Zhaoyuan Shuangji.  The agreements also give ZJIC operating control of Zhaoyuan Shuangji and the right to its profits.  The Company regards the totality of these transactions as constituting an acquisition of Zhaoyuan Shuangji, and requiring consolidation of the Company, Chine Holdings, ZJIC, and Zhaoyuan Shuangji under the provisions of Financial Interpretation 46R (FIN-46R).  This acquisition has been treated as a capital transaction; it was accounted for as a reverse merger, a procedure that treats the transaction as though Zhaoyuan Shuangji had acquired the Company.

Historical financial and other information of Zhaoyuan Shuangji will be presented in all public filings.  Under the accounting for a reverse merger, the assets and liabilities of the Company were recorded on the books of the continuing company at their market values, which approximate net realizable value, and the stockholders’ equity accounts of Zhaoyuan Shuangji were reorganized.

The accompanying consolidated financial statements include the effect of the acquisition on the financial position of the Company and the results of its operations.  The consolidated statements of income for the nine month periods ended September 30, 2008 and 2007 are based on the historical statements of operations of Zhaoyuan Shuangji, and the Company and its subsidiaries, for those periods and assume the acquisition took place on October 3, 2007.

On October 31, 2007 the Company consummated a migratory merger whereby the Company was merged with and into a newly formed wholly-owned subsidiary, China Shuangji Cement Ltd., a Delaware corporation.  Coincident with the merger, each share of the outstanding common stock of the Company was exchanged for two shares of the surviving company and the par value of the common stock became $0.0001 per share.

3.

ORGANIZATION and BUSINESS

Organization of Zhaoyuan Shuangji

Zhaoyuan Shuangji was incorporated in the PRC March 29, 2002 for the purpose of acquiring and operating cement manufacturing facilities in China.  Three such facilities were acquired, one in Zhaoyuan (a city in Shandong province) and two in the Province of Hainan (one in a city named Danzhou and one in a city named Dongfang).

The Zhaoyuan facility was acquired April 11, 2002 for a cash payment of $164,726 and the assumption of $26,899,007 of debt.

As part of the acquisition of the Zhaoyuan facility, the Company acquired a 25% interest in the Dongfang facility.  The remaining equity interests of this facility were acquired on October 16, 2002 in return for the assumption of debt totaling $1,959,424.

On August 16, 2002, the Company acquired the Danzhou facility.  As consideration for this acquisition, the Company assumed debt that totaled $13,639,609. This total was reduced by certain bank debt concessions (Notes 7 and 18).

F6

CHINA SHUANGJI CEMETN, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

3.

ORGANIZATION and BUSINESS (CONT’D)

Organization of Zhaoyuan Shuangji (CONT’D)

The assets of each of the three facilities were recorded at fair market values, which were based on appraisals made at that time.  In each case, the cost of the acquisition was less than the appraised values of the assets and the appraised values were reduced, proportionately.

Business of Zhaoyuan Shuangji

Each of the three plants has the capacity to produce 500,000 tons of cement per year.  In the case of two of the plants, the sources for raw material (limestone) is twenty kilometers from the plant.  In the case of the third plant, the raw material sources are between twenty and forty kilometers from the plant.  In the case of the Danzhou plant, the Company has two fifty year contracts for the acquisition of this material.  There are no such contracts for the Dongfang and Zhaoyuan plants, but management feels confident in the long term availability of limestone for these plants at stable prices.

The principal portion of cement sales is within China, but sales are also made to customers in ten foreign countries.

Risks and Uncertainties

The Company operates under authority of a business license which was granted in 2002 and expires in the year 2022.  Renewal of the license depends on the result of government inspections which are made to ensure environmental laws are not breeched.

The officers of the Company control a majority of the outstanding stock of the Company.  As a result, insiders will  be  able  to  control  the  outcome  of  all  matters  requiring  stockholder approval and will be able to elect all of the Company directors.

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

F7

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations Of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash.  However, all Company assets are located in China, and Company cash balances are on deposit at financial institutions in China the currency of which is not free trading. Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guaranty that Chinese currency can be converted to U.S. or other currencies.

Recognition of Revenue

Revenue is recognized when product is delivered to customers. In determining delivery, consideration is given to the following: whether an arrangement exists with the buyer; whether delivery has occurred; whether the price to the buyer is fixed or determinable; and that collection is reasonably assured. No provision is made for any right of return that may exist as the criteria specified in Statement of Financial Accounting Standards (SFAS) No. 48 have been met.

Fair Value Of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, other receivables, advances to suppliers, accounts payable, accrued liabilities, and other liabilities, approximate their fair values at September 30, 2008 and December 31, 2007.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined on the first in, first out, basis.

At September 30, 2008 and December 31, 2007, inventories consisted of the following:

   September 30,

2008

2007

Raw materials

   $10,639,053

$  9,619,485

Work in process

       1,081,442

    1,056,359

Finished goods

       2,893,589

    2,605,832

Total

   $14,614,084

$13,281,676

Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed using the straight line method, with lives of forty years for buildings, twelve years for production equipment, ten years for vehicles, and five years for office furniture and equipment.

F8

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Taxes

The Company generates its income in China where Value Added Tax, Income Tax, Urban Construction Tax, Education Surcharge taxes, Property Tax, and Land Use Tax are applicable.  The Company does not conduct any operations in the United States; therefore, U.S. taxes are not applicable.

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimated.

Stock Based Compensation

Equity interests of the Company are occasionally issued in return for services. Values are assigned to these issuances equal to the market values of the equity interests at measurement dates. A measurement date is required under Emerging Issues Task Force (EITF) 96-18 which specifies the criteria to be used for the valuation of stock issued for goods and services.

Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising cost incurred during the nine month periods ended September 30, 2008 and 2007.

Allowance For Doubtful Accounts

Provisions are periodically made for doubtful accounts based on evaluation of the ages of the items making up the accounts receivable balances and their creditworthiness.

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. During the nine month periods ended September 30, 2008 and 2007 the only source of comprehensive income or loss was from foreign currency translations.

F9

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Foreign Currency Translation

All Company assets are located in the PRC.  These assets and related liabilities are recorded on the books of the Company in the currency of the PRC (Renminbi).  They are translated into US dollars as follows:

(a)

Current assets, current liabilities and long term monetary assets and liabilities, at the rate of exchange in effect as at the balance sheet date;

(b)

Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of liabilities; and,

(c)

Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in other comprehensive income.

Product Warranties

The Company provides product warranties for its product sales. The Company has not incurred any cost of servicing these warranties and warranty cost would only be recorded as incurred.

Net Income Per Share

The Company would compute net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.

Research and Development

Research costs are expensed as incurred.  Development costs are also expensed unless, in the view of Company management, they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized.  Amortization is calculated on a straight-line basis over the expected lives of the related products.  Through September 30, 2008, the Company had not incurred any research costs which would be required to be amortized.  There were no research and development costs during the nine month periods ended September 30, 2008 and 2007.

Segment Reporting

Management treats the operations of the Company as one segment.

F10

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

5.

STATUTORY RESERVE

As required by the Chinese law that governs accounting, the Company allocates 10% of the after tax profits of the previous year, if any, to a Statutory Reserve Fund and 5% to a Statutory Public Welfare Fund. These funds are allocated appropriately until reserves reach 50% of Paid in Capital. This limit was reached during 2005, and there have been no such allocations since then.

6.

ACCOUNTS RECEIVABLE

The balance of accounts receivable has been reduced by provisions for doubtful accounts in the amounts of $732,524 at September 30, 2008 and $794,248 at December 31, 2007.

7.

LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. Instead, the Company has leased land at each of its three manufacturing facilities. These leases expire in 2052, in the case of Zhaoyuan, 2065, in the case of Dongfang, and 2063, in the case of Danzhou. They permit the use of 217 mu at Zhaoyuan, 200 mu at Dangzhou and 200 mu at Dongfang (a mu is equal to .06667 hectares). Payments to acquire these leases totaled $4,106,024. This cost is being amortized over the respective lives of the leases.

The Company also has contracts that give it the right to mine limestone at two locations for use at the Danzhou plant. The cost of acquiring these mining rights was $1,267,133. That cost is being amortized to expenses as the limestone is mined. The contracts are each for fifty years and it is estimated that the Company will be able to provide its full needs at Danzhou from these sites during the entire fifty year periods.

8.

BANK LOANS

To facilitate the acquisition of the Danzhou plant, the company made an $11,172,000 bank loan. The lending bank was a part owner of the facility and a member of the selling group. As an incentive for the Company to make the acquisition, the bank cancelled $3,657,000 of the loan and agreed that it would not charge interest on all bank loans owed to it by the Company during the period April 1, 2005 to December 31, 2008. The purchase price of this facility was reduced by the cancelled debt and the present value of the interest concession. This reduction totaled $5,892,000. The interest concession is being amortized by periodic charges to income over the period affected.

9.

LONG TERM RECEIVABLE

Among the assets acquired in 2002 with the Zhaoyuan facility was a $1,097,897 receivable from a brick manufacturing company, which at one time had been an affiliate of the Zhaoyuan cement factory. The Company and the brick manufacturing company have informally agreed that this debt will be satisfied by the delivery of bricks with a value equal to the amount of the debt. The delivery of bricks would occur at a time when they are needed by the Company for capital expansion, which management expects will occur during the next one to two years. A partial payment of this receivable was received during 2007, reducing it to $1,095,630.

F11

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

10.

LOANS RECEIVABLE

The Company has occasionally made loans to customers, suppliers and others with business relationships or potential relationships with the Danzhou and Dongfang plants. Typically, these loans do not bear interest during an initial term and then bear interest at market rates. The loans are due during 2009 and 2010. Loan activity is summarized below:

	Opening			Closing
	Balance	Additions	Repayments	Balance
2007	$1,025,266	$838,217	$555,292	$1,308,191
September 30, 2008	1,308,191	-	81,132	1,227,059

11.

PREFERRED STOCK

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $.0001.  On July 15, 2008, the Board of Directors (the Board) designated a 2008 series of preferred consisting of 30,000,000 shares.  Each share of the 2008 series preferred stock is convertible into one share of Company common stock.  Such conversion may not occur until six months after issuance and until one of four designated triggering events has occurred.  The 2008 series is not entitled to receive dividends; is not redeemable; and is not entitled to vote on matters voted upon only by common shareholders.

On August 9, 2008, 4,250,000 shares of the 2008 series were issued for $4,250 and 16,000,000 were issued to the Company president and majority shareholder for cancellation of a $16,000 advance that had been made to the Company.

12.

RENTALS UNDER OPERATING LEASES

The Company conducts its operations from its principal business offices in Zhaoyuan, and from its offices in Dangzhou, and Dongfang, which are Company owned.  The Company is not obligated under any long term operating leases.  There was no rent expense during any of the periods presented.

F12

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

13.

NOTES PAYABLE

The Company has bank loans with six Chinese banks and one from a local governmental agency.  Three of these loans had terms which at December 31, 2007 exceeded one year; the others were due in 2008.  Each of these loans has been outstanding since 2002; and each has been renewed on respective due dates.  Management intends to continue to renew these loans as each comes due and does not anticipate difficulty in making these renewals.  These loans bear interest at rates ranging between 5.3% and 10.3%.  The loans with terms exceeding one year are listed below.

	September 30, 2008	December 31, 2007
Bank loan, due 3/24/09, with interest at 5.32%	$ -	$ 697,283
Bank loan, due 2/6/10, with interest at 5.5%	-	1,503,945
Bank loan, due 3/20/12, with interest at 10.3%	-	273,444
Bank loan, due 12/11/09, with interest at 4.425%	1,021,138	-
Total	$ 1,021,138	$ 2,474,672

14.        OBLIGATION UNDER CONSTRUCTION CONTRACT

Construction was completed during December 2007 on two commercial buildings located at the Zhaoyuan facility on land held by the Company under a long term lease (see Note 5).  These buildings are to be held by the Company as investments.  They were leased in January 2008 to outside parties and will be used by the leasees as restaurants, shops and entertainment facilities.  The Company is obligated under a construction contract with the contractor that built the facilities.  The amount of the obligation will not be determined until the contractor’s cost has been audited.  Management expects this cost to approximate the budget under which the buildings were constructed, which was $345,000.

During 2006 the Company began construction of two dormitory buildings at the Zhaoyuan facility, containing 84 apartments.  Work was completed early in 2007 and the apartments were sold to employees. Sale prices of the apartments were set at levels to recover construction cost and no profit or loss was realized on this project.  Construction costs totaled $1,364,066.

F13

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

15.

INCOME TAXES

A reconciliation of the tax calculated by applying the Chinese statutory tax rate to pretax income with the provisions for income taxes is presented below.

	2008	2007
Tax calculated using statutory rate	$ 915,151	$1,378,482
Increase attributable to nondeductible expenses	215,465	106,524
Net provision	$1,130,616	$1,482,006

16.

SUBSIDY INCOME

The Company is eligible for refund of value added taxes under a materials utilization program of the Shandong Economic and Trades Commission.  This program encourages use in the manufacturing process of materials which might otherwise be discarded.  It is available to the Company only for production at the Zhaoyuan plant.  Benefits of this program during the nine month periods ended September 30, 2008 and 2007 amounted to $239,119 and $307,678, respectively.  In the past, the program has been approved for periods of two years; these periods have consistently been renewed. The program has now been extended to the end of 2009.

17.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest during the nine month periods ended September 30, 2008 and 2007 was $445,965 and $484,771, respectively.  Cash paid for income taxes during the same periods was $1,130,616 and $1,482,007, respectively.

On August 9, 2008 the Company issued 16,000,000 shares of its preferred stock in exchange for the cancellation of a $16,000 loan due to its principal shareholder.  There were no other non cash investing or financing activities during the periods presented.

18.

 RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Management believes that none of the recently adopted accounting pronouncements will have a material affect on the Company financial position, results of operations, or cash flows.

F14

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

19.

CONTINGENCIES

Consistent with business practices in China, the Company carries no insurance except for auto insurance.

In addition to income taxes and value added taxes, the Company is subject to the following other taxes which are assessed by local government agencies of the PRC:  urban construction tax, education tax, local education tax, property tax, and land use tax.  Financial Interpretation Number 48 (FIN 48) requires disclosure of any tax issues which may constitute a risk of additional assessment. The Company is at risk for additional assessment for the taxes listed in this paragraph. The amount at risk is up to $275,000 per year.

20.

SUBSEQUENT EVENTS

Zhaoyuan Shuangji has been asked by the government of the city of Zhaoyuan to relocate its Zhaoyuan cement plant to make room for the encroaching urban development of that city.  As partial compensation for the relocation, the government paid the Company $4,668,057 during August and September 2008, and another $437,630 in October 2008.  In October 2008, the Company began construction on a new plant in an industrial area of the city.  These funds have been recorded as a deferred credit and will be amortized over the life of the new plant.  In October 2008 these funds were used to pay down $5,105,687 of the outstanding bank loans.

On November 6, 2008 Zhaoyuan Shuangji concluded negotiations with one of the banks to which it was indebted for bank loans.  This negotiation stemmed in part from the acquisition in 2002 of the Danzhou plant (see Notes 2 and 7).  The bank forgave $11,110,000 of debt.  Of this total, $3,657,000 had previously been anticipated and recorded when the Danzhou plant was acquired.  The additional concession of $7,453,000 will be recorded as income during the fourth quarter of 2008 .

F15

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Please refer to our Form 8-K filed with the SEC on August 12, 2008 for a more complete description of the risks associated with our company and business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We have experienced a 9.58% decrease in tonnage sales during the 2008 nine month year to date period due to the softening in the Chinese economy combined with the general slowdown of general business activities and restrictions related to the Beijing Olympics.  Companies in China were restricted in electrical power usage before and during the Beijing Olympics.  We foresee positive business sales in the fiscal fourth quarter and beyond due to a Chinese government decision to shut down a collection of small cement plants by the end of the year.  This will result in expanding our cement market and increased commodity price for cement.

China's cement output is forecast to grow 10% per annum between 2008 and 2010. Due to the regulatory guidance of "eliminating old capacity before establishing capacity", growth of new cement production capacity may somehow slow down in the next few years, and it may even result in supply shortage in some regional markets at some stage. Overall cement prices are expected to climb steadily upwards, due to factors such as supply-demand structure, higher costs of coal and electricity input. Organic growth of the cement industry should be able to deliver satisfactory operating results in the coming years.

The Chinese government has mandated the elimination of 250 million tons of outdated cement production capacity by 2010, so it is expected that industry consolidation will accelerate and market shares and industry profits will be further concentrated to strong companies. There are close to 300 cement plants to be closed in Shandong Province.  Therefore, there will be additional value created by acquisition opportunities as a result of industry consolidation.

We have been asked by the government of the city of Zhaoyuan to relocate our Zhaoyuan cement plant to make room for the encroaching urban development of that city.  As partial compensation for the relocation, the government paid us $4,668,057 during August and September 2008, and another $437,630 in October 2008.  In October 2008, we began construction on a new plant in an industrial area of the city.  These funds have been recorded as a deferred credit and will be amortized over the life of the new plant.  In October 2008 these funds were used to pay down $5,105,687 of the outstanding bank loans.

On November 6, 2008 we concluded negotiations with one of the banks to which we are indebted for bank loans.  This negotiation stemmed in part from the acquisition in 2002 of the Danzhou plant (see Notes 2 and 7 of the attached financial statements).  The bank forgave $11,110,000 of debt.  Of this total, $3,657,000 had previously been anticipated and recorded when the Danzhou plant was acquired.  The additional concession of $7,453,000 will be recorded as income during the fourth quarter of 2008.

These actions have substantially reduced our loans by $12,558,687

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Revenue. Net revenue for the nine months ended September 30, 2008 increased by $744,681, or 1.88%, from $39,670,754 for the nine months ended September 30, 2007 to $40,415,435 for the nine months ended September 30, 2008. The primary reason for our increase in net revenue was foreign exchange conversion.  Total cement sales declined from 1,227,343 metric tons for the nine months ended September 30, 2007 to 1,109,675 metric tons for the nine months ended September 30, 2008.

Cost of Revenues. The cost of revenue for the nine months ended September 30, 2008 increased $919,474, or 2.72%, from $33,861,088 for the nine months ended September 30, 2007 to $34,780,562 for the nine months ended September 30, 2008. This too was primarily due to foreign exchange conversion.

Gross Profit. Gross profit for the nine months ended September 30, 2008 decreased $174,793 or 3.01%, from $5,809,666 for the nine months ended September 30, 2007 to $5,634,873 for the nine months ended September 30, 2008 due to an increase in raw materials cost.

Selling Expenses, General and Administrative Expenses. Expenses were $917,718 for the nine months ended September 30, 2008, compared to $960,681 for the nine months ended September 30, 2007. This represents a decrease of $42,963, or 4.47%, primarily due to efficiencies in operations.

Income from Operations. Operating income was $4,717,155 for the nine months ended September 30, 2008 and $4,848,985 for the nine months ended September 30, 2007. The decrease of $131,830, or 2.72%, was primarily the result of increased raw materials cost combined with the decrease in general and administrative expenses.

Interest Expense. Interest expense for the nine months ended September 30, 2008 includes interest payments of $1,193,251 compared to $975,519 incurred for the nine months ended September 30, 2007. This represents an increase of $217,732, or 22.3% due to increasing interest rates during most of the fiscal year.  During the third fiscal quarter the Chinese Government has reduced interest rates due to the global financial crisis.

Subsidy and Non-Operating Income. Subsidiary and non-operating income was $241,043 for the nine months ended September 30, 2008 compared to $308,127 incurred for the nine months ended September 30, 2007. This represents a decrease of $67,084, or 21.8%, and was primarily the result of a decrease in the subsidy rates of the value added taxes. The Company is eligible for refund of value added taxes under a materials utilization program of the Shandong Economic and Trades Commission. This program encourages use in the manufacturing process of materials which might otherwise be discarded. It is available to the Company only for production at the Zhaoyuan plant. Benefits of this program amounted to $476,428 in 2007, $1,153,064 in 2006, and $1,575,740 in 2005. In the past, the program has been approved for periods of two years; these periods have consistently been renewed. The program has now been extended to the end of 2009.

Income Before Income Taxes. Income before income taxes was $3,660,602 for the nine months ended September 30, 2008, compared to income before income taxes of $4,177,217 for the nine months ended September 30, 2007. The decrease of $516,615, or 12.4%, was primarily the result of decreased sales revenues, increased cost of goods, decreasing general and administrative expenses, and decreased VAT refunds.

Income Taxes. Income taxes decreased $351,390, or 23.7%, from $1,482,006 for the nine months ended September 30, 2007, to $1,130,616 for the nine months ended September 30, 2008.  The decrease is primarily due to a decrease in the rate of tax.  The corporate tax rate for 2008 was decreased from 33% to 25%.

Net Income. Net income was $2,529,986 for the nine months ended September 30, 2008, compared to $2,695,211 for the nine months ended September 30, 2007, a decrease of $165,225 or 6.13%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Revenue. Net revenue for the three months ended September 30, 2008 decreased $1,554,418, or 10.5%, from $14,779,426 for the three months ended September 30, 2007 to $13,225,008 for the three months ended September 30, 2008.  Total cement sales declined to 407,244 metric tons for the three months ended September 30, 2008 from 441,250 metric tons for the three months ended September 30, 2007.

Cost of Revenues. The cost of revenue for the three months ended September 30, 2008 decreased $1,124,036, or 9.03%, from $12,450,959 for the three months ended September 30, 2007 to $11,326,923 for the three months ended September 30, 2008. This was primarily due to the decreased revenues.  The cost of raw materials has increased.

Gross Profit. Gross profit for the three months ended September 30, 2008 decreased $430,382 or 18.5%, from $2,328,467 for the three months ended September 30, 2007 to $1,898,085 for the three months ended September 30, 2008 due to the decrease in sale revenues of cement compared to the increase in raw materials.

Selling Expenses, General and Administrative Expenses. Expenses were $414,647 for the three months ended September 30, 2007, compared to $461,838 for the three months ended September 30, 2008. This represents an increase of $47,191, or 11.4%, primarily due to auditing expenses of Zhaoyuan Shuangji offset by efficiencies in operations.

Income from Operations. Operating income was $1,436,247 for the three months ended September 30, 2008 and $1,913,820 for the three months ended September 30, 2007. The decrease of $477,573, or 25.0%, was primarily the result of decreased revenues combined with the increase in general and administrative expenses.

Interest Expense. Interest expense for the three months ended September 30, 2008 includes interest payments of $254,893 compared to $318,631 incurred for the three months ended September 30, 2007. This represents a decrease of $63,738, or 20.0% due to repayment of loans along with decreasing interest rates because of the current global financial crisis.

Subsidy and Non-Operating Income. Subsidiary and non-operating income was $71,138 for the three months ended September 30, 2008 compared to $162,791 incurred for the three months ended

September 30, 2007. This represents a decrease of $91,653, or 56.3%, and was primarily the result of a decrease in the subsidy rates of the value added taxes.

Income Before Income Taxes. Income before income taxes was $1,756,956 for the three months ended September 30, 2007, compared to income before income taxes of $1,148,779 for the three months ended September 30, 2008. The decrease of $608,177, or 34.6%, was primarily the result of decreased sales revenues, increased general and administrative expenses, and decreased VAT refunds.

Income Taxes. Income taxes decreased $242,300, or 38.5%, from $629,679 for the three months ended September 30, 2007, to $387,379 for the three months ended September 30, 2008.  The decrease is primarily due to decreased pretax income and a reduced tax rate.  The corporate tax rate for 2008 was decreased from 33% to 25%.

Net Income. Net income was $1,127,277 for the three months ended September 30, 2007, compared to $761,400 for the three months ended September 30, 2008, a decrease of $365,877 or 32.5%.

On August 11, 2008, the Company completed a business combination with Zhaoyuan Shuangji, which is engaged in the business of manufacturing of cement products in China (see Form 8K filed with the United States Securities and Exchange Commission on August 12, 2008 for more information on the transaction).

On August 9, 2008, the Company issued 16,000,000 shares of its Series 2008 Preferred Stock, $0.0001 par value, to China Shuangji Cement Holding Ltd., its principal shareholder. The consideration of $16,000 for such shares was for a partial repayment of its shareholder loan to the Company.

On August 9, 2008, in a transaction exempt from registration, the Company sold an aggregate of 4,250,000 shares of its Series 2008 Preferred Stock, $0.0001 par value per share, for total consideration of $4,250 to a total of 18 purchasers. No underwriter was involved in the transaction.

The issuances of the Series 2008 Preferred Stock to the shareholders on August 9, 2008 were made in reliance upon the exemptions from the registration requirements set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

During the nine months ended September 30, 2008, China Shuangji Cement Holding Ltd. loaned $14,000 to the Company.  The loan is non-interest bearing, unsecured, and has no repayment terms.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,288,964 for the nine months ended September 30, 2008, compared to $553,476 consumed for the nine months ended September, 2007, an increase of $1,842,440.  Although there was a decrease in net income (after adjusting for non-cash items), the increase in net cash provided by operations activities was due to improvements in inventories, accounts receivables, other accounts receivable and advances to suppliers for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Net cash provided by financing activities was $3,818,777 for the nine months ended September 30, 2008 which was related primarily to the compensation by the government to move the Zhaoyuan plant. Net cash provided by financing activities of $792,291 for the nine months ended September 30, 2007 was also related to the borrowings under bank loans.

Net cash provided by operating activities was $1,098,725 in the year ended December 31, 2007, compared to $1,515,655 in the year ended December 31, 2006, a decrease of $416,930. Although there was increase in net income (after adjusting for non-cash items), the decrease in net cash provided by operations activities was due to increased inventories and accounts receivables, despite that other accounts receivable and advances to suppliers improved in the year ended December 31, 2007 compared to the year ended December 31, 2006.

Net cash provided in financing activities of $113,099 in the year ended December 31, 2007 was related to the borrowings under bank loans and dividend distributions. Net cash provided in financing activities of $ 1,357,908 in the year ended December 31, 2006 was also related to borrowings under bank loans and dividend distributions.

Among the assets acquired in 2002 with the Zhaoyuan cement plant was a $1,097,897 receivable from a brick manufacturing company, which at one time had been an affiliate of the Zhaoyuan cement factory. The Company and the brick manufacturing company have informally agreed that this debt will be satisfied by the delivery of bricks with a value equal to the amount of the debt. The delivery of bricks would occur at a time when they are needed by us for capital expansion, which management expects will occur during the next one to two years. A partial payment of this receivable was received during 2007, reducing it to $1,095,630.

We believe that our liquidity will be adequate to satisfy our obligations for the foreseeable future. Future requirements for our business needs, including the funding of capital expenditures and debt service for outstanding financings are expected to be financed by a combination of internally generated funds, the proceeds from the sale of our securities, borrowings and other external financing sources. However, we may not be able to generate sufficient operating cash flow and external financing sources may not be available in amounts or on terms sufficient to meet our liquidity needs. Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Company’s Significant Accounting Estimates and Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, the Company’s evaluates its estimates including the allowance for doubtful accounts, the saleability and recoverability of inventory, income taxes and contingencies. The Company’s bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the Company’s basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company must make estimates of the collectability of accounts receivable. The Company analyzes historical write-offs, changes in its internal credit policies and customer concentrations when evaluating the adequacy of its allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if the Company makes different judgments or uses difference estimates.

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicators are present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount then an impairment charge must be recognized, based on the fair value of the asset.

The Company cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue is recognized when product is delivered to customers. In determining delivery, consideration is given to the following: whether an arrangement exists with the buyer; whether delivery has occurred; whether the price to the buyer is fixed or determinable; and that collection is reasonably assured. No provision is made for any right of return that may exist as the criteria specified in Statement of Financial Accounting Standards (SFAS) No. 48 have been met.

The Company’s functional currency is China’s RMB and its reporting currency is U.S. dollars. The Company’s current assets & liabilities and long-term monetary assets & liabilities are translated into U.S. dollars at the year-end exchange rates. PRC fixed the exchange rate at 8.2765 RMB per US$1.00 through July 2005. The PRC adopted a floating rate in July 2005 and the exchange rates on December 31, 2005, 2006 and 2007 were 8.0702 RMB, 7.8041 RMB and 7.2946 RMB per US$1.00, respectively. The exchange rates on September 30, 2007 and 2008 were 7.5060 RMB and 6.8461 RMB per US$1.00, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not previously engaged in any significant transactions that are subject to the restrictions.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the Company’s financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, securities market risk, commodity price risk, and other relevant market rate or price risks. The Company does not have any significant risks related to equity investments, securities markets or derivative financial instruments as the Company does not have equity investments in privately held companies other than its subsidiaries, securities markets or derivative financial instruments. Nor does the company have any significant interest rate risk, as the Company does not have bank loans, and its promissory notes and loans to related parties have fixed interest rates. The Company is exposed to foreign currency exchange rate risk, commodity price risk and credit risk.

Foreign Currency Exchange Rate Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 100% of our revenues and 99% of our costs and expenses for the nine months ended September 30, 2008 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.8% of our assets were denominated in RMB as of September 30, 2008.  Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “Fluctuations in the exchange rate could have a material adverse effect upon our business.” in our Form 8-K filed on August 12, 2008 under the heading “Risk Factors.” During the third fiscal quarter of 2008, the foreign currency translation adjustment to our comprehensive income was $77,520, primarily as a result of the RMB appreciating against the U.S. dollar. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would decrease our net income by approximately $132,535 based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2008. As of September 30, 2008, our accumulated other comprehensive loss was $1,235,181.

Commodity Price Risk

Our operating profits may be negatively affected by fluctuations in the price of raw materials such as coal and limestone. We are subject to short-term coal price volatility and may be forced to purchase raw coal at higher prices and may be unable to pass the cost increase of raw coal on to customers. This may adversely affect gross margins and profitability.

Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of cement upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw coal and limestone suppliers, general inflation or deflation, or changes in the cost of producing cement caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of cement. However, if we fail to agree on a price with our customer under these provisions, many agreements permit the customer to terminate the contract or refuse to buy all of the quantities contracted for.

In China, the purchase price of cement increased steadily from approximately RMB 295 per ton during the first half of 2007 to approximately RMB 325 per ton during the first half of 2008.

Top quality raw material is critical to our maintaining operating efficiencies and delivering cement to our customers which meets their specifications. Since top quality raw coal and limestone are more limited in supply, its price tends to be more volatile. A general rise in coal and limestone prices also may adversely affect the price of, and demand for, concrete. This may in turn lead to a fall in demand for our cement products. The Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.

Credit Risk

We are exposed to credit risk from our cash at bank, and contract receivables. At September 30, 2008 and December 31, 2007, we had a credit risk exposure of cash at bank of approximately $5,314,536 and $802,235, respectively. The credit risk on cash at bank is limited because the counterparts are recognized financial institutions. We do not require collateral or other securities to support financial instrument that are subject to credit risk. We grant credit to our customers in China. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectability of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

Item 4. Controls and Procedures

(a)

Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of September 30, 2008 for this Form 10-Q. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b)

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period ended September 30, 2008 has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

Item 4(A)T. Controls and Procedures.

Not applicable

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)

There was no information we were required to disclose in a report on Form 8-K during the third quarter of our fiscal year ended September 30, 2008, or subsequent period through the date hereof, which was not so reported.

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

China Shuangji Cement Ltd.

Date: November 19, 2008	By:	/s/ Jun Song
Jun Song (Chief Executive Officer)

	By:	/s/ Hongcheng Liu
Hongcheng Liu (Chief Financial Officer)