Form 10-K
period 2008-12-31
China Shuangji Cement Ltd.
filed 2009-05-13
CIK 1375494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[ ] Transition Report Pursuant to Section 13or 15(d) of

The Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 000-52440

CHINA SHUANGJI CEMENT LTD.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware

(State of Incorporation)

95-3542340

(IRS Employer ID Number)

221 Linglong Road, Zhaoyuan City, Shandong Province

People’s Republic of China, 265400

(Address of principal executive offices)

(86) 535-8213217

(Registrant's telephone number, including area code)

None

Securities registered pursuant to Section 12(b) of the Exchange Act

Common Stock, par value $0.0001 per share

Securities registered pursuant to Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) [  ] Yes [X] No

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and ask prices of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter $2,426,258.

As of March 15, 2009, the Issuer's classes of common outstanding were: 26,932,166.

TABLE OF CONTENTS

PART I

Item 1.

Description of Business Overview

5

Item 1A.

Risk Factors

15

Item 2.

Description of Properties

35

Item 3.

Legal Proceedings

39

Item 4.

Submission of Matter to a Vote of Security Holders

39

PART II

Item 5.

Market for Common Equity and Related Stockholders Matters

40

Item 6.

Selected Financial Data

41

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations

41

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

47

Item 8.

Financial Statements and Supplementary Data

48

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

66

Item 9A.

Controls and Procedures

66

Item 9B.

Other Information

67

PART III

Item 10.

Directors, Executive Officers, Promoters and Control persons; Compliance with

Section 16(a) of the Exchange Act

67

Item 11.

Executive Compensation

70

Item 12.

Security Ownership of Certain Beneficial Owners and Management

71

Item 13.

Certain Relationships and Related Transactions

73

Item 14.

Principal Accountant Fees and Services

74

PART IV

Item 15.

Exhibits, Financial Statement Schedules

75

Signatures

76

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-K and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

•

our growth strategies;

•

anticipated trends in our business;

•

our ability to make or integrate acquisitions;

•

our liquidity and ability to finance our operations,

•

market conditions in the cement and constructions industry in China;

•

the impact of government regulation;

We identify forward-looking statements by use of terms such as "may," "will," "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident," "could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the "Risk Factors" section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “Yuan” or “RMB” are to the currency of the People’s Republic of China (the “PRC”) Yuan (also known as the Renminbi). According to Xe.com as of December 31, 2008, $1.00 USD = 6.8240 Yuan.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references below in this Current Report on Form 10-K to “we,” “us” and the “Company” are to China Shuangji Cement Ltd., a Delaware corporation, together with its subsidiaries, Chine Holdings Inc., a British Virgin Island corporation, Jili Zhaoyuan Investment Consultation Co., Ltd., a Wholly Foreign Owned Entity formed under the laws of the Peoples Republic of China, and Zhaoyuan Shuangji Co. Ltd., a limited liability company formed pursuant to the laws of the People’s Republic of China (“PRC” or “China”). Specific discussions or comments relating only to China Shuangji Cement Ltd. will reference “China Shuangji”, those relating only to Chine Holdings Inc. will reference “Chine Holdings”, those relating only to Jili Zhaoyuan Investment Consulting Co., Ltd. will reference “JZIC”, and those relating only to Zhaoyuan Shuangji Co. Ltd. will reference “Zhaoyuan Shuangji.”

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “Yuan” or “RMB” are to the currency of the People’s Republic of China (the “PRC”) Yuan (also known as the Renminbi). According to Xe.com as of December 31, 2008, $1.00 USD = 6.8240 Yuan.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS OVERVIEW

We are a supplier of high-grade cement to the industrial sector in the People’s Republic of China. Our processed cement products are primarily purchased by the cement industry for the purpose of making the cement required for the construction of buildings, roads, and other infrastructure projects. Our products have been sold nationally (in the PRC) and internationally in 10 countries.

Our principal executive office is located at 221 Linglong Road, Zhaoyuan City, Shandong Province, China, 265400. Our telephone number is +86 535-8213217 and its facsimile number is +86-535-8231341.

Our History and Background

We were organized under the laws of the State of California on September 15, 1980 as Trans-Science Corporation. On July 14, 2000, we were acquired by Composite Solutions, Inc. (“Composite”), a company which at the time was a publicly traded Florida corporation. On October 1, 2004, Composite became insolvent and both Composite and the company ceased all operations. On October 11, 2004, Composite filed a voluntary petition for bankruptcy under Chapter 7. The case was voluntarily dismissed on November 18, 2004 and on May 5,

2005 Composite filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of California in San Diego (Case No. 05-04045). On December 4, 2006, the Bankruptcy Court approved the Plan of Reorganization proposed by Composite. Pursuant to the Plan, all creditors of Composite were paid their pro rata share of a pool of cash and their pro rata share of a pool of shares of common stock in Composite.

In addition, under the Plan we were “spun off” to the Composite’s creditors and existing shareholders. The shares were issued pursuant to Section 1145 of the Bankruptcy Code and are exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities.

Effective October 31, 2007, we re-domiciled in Delaware, changed our name to China Shuangji Cement Ltd., and effected a two for one forward stock split of our outstanding common stock. These corporate events were approved by a majority of our shareholders. Please refer to our Definitive Proxy Statement filed with the Securities and Exchange Commission on October 15, 2007.  All per share information in this Form 10-K has been adjusted to reflect the forward split in accordance with SAB Topic 4C.

We are currently organized using an offshore holding structure commonly used by foreign investors with operations in China. As a Delaware corporation, we wholly-own Chine Holdings Ltd., a company incorporated in the British Virgin Islands; which owns Jili Zhaoyuan Investment Consulting Co., Ltd. (“JZIC”), a Wholly Foreign-Owned Enterprise (WFOE) established under the laws of the PRC. Through contractual agreements in place between our affiliates and other commonly controlled entities, we control the operating cement company Zhaoyuan Shuangji Co. Ltd, a PRC company. However, our control is subject to certain risks and uncertainties. See “Item 1A Risk Factors” below. Zhaoyuan Shuangji, the operating PRC entity, produces high-grade cement to the industrial sectors in the PRC and internationally. Please refer to the chart below on page 7 for our corporate structure.

The contractual arrangements are comprised of a series of agreements, including a Strategic Consulting Service Agreement and Operating Agreement, through which ZJIC has the right to advise, consult, manage and operate Zhaoyuan Shuangji for a fee. In order to further reinforce ZJIC s rights to control and operate Zhaoyuan Shuangji and to collect consulting and services fees provided by ZJIC to Zhaoyuan Shuangji, Zhaoyuan Shuangji’s shareholders have granted ZJIC the exclusive right and option to acquire all of their equity interests and voting rights in Zhaoyuan Shuangji through an Exclusive Option Agreement and Authorization Agreements. Pursuant to these agreements, JZIC operates and controls the business of Zhaoyuan Shuangji Under the present structure, there is no change in personnel of Zhaoyuan Shuangji and our agreements with the Zhaoyuan Shuangji have a term of ten years with an option to renew.

The following chart in Exhibit 23.1 and below depicts our organizational structure.

History and Background of Zhaoyuan Shuangji Co., Ltd.

Zhaoyuan Shuangji was founded in 1971 and as of December 31, 2008 has total assets of approximately $42.2 million, total staff of more than 680, and is one of the strongest 500 building materials enterprises in China. Zhaoyuan Shuangji has obtained AAA credit taxpayer, AA bank credit rating, and Quality Certificate System ISO9001. In the past years, it has received the National Environmental Protection Advanced Enterprise and Quality Management Prize from the National Building Materials Bureau.

China Shuangji Cement Ltd. (Delaware)
Chine Holding Ltd. (BVI)
Outside China
In China
Jili Zhaoyuan Investment Consultation Co., Ltd. (WFOE)
Wenji Song – 51.3%
Wenji Song (in trust) – 48.7%
Zhaoyuan Shuangji Co., Ltd. (PRC)
Cement Plants
Direct Equity Interest
Contractual Agreements – consulting & operating
Contractual Agreements – voting agreements

Zhaoyuan Cement Plant commenced operations in 1971 with an initial annual capacity of 80,000 metric tons of cement. In 1992, the annual capacity increased to 400,000 annual metric tons, and a new cement plant was built in Hainan Province called Dongfang Shuangji Cement Plant with an annual production of 500,000 metric tons of cement. Shandong Zhaoyuan Shuangji Group Co., Ltd., a state-owned company, was formed in 1992 to incorporate the operations of both cement plants. In 2002, the state-owned company was restructured as part of a privatization buyout by Wenji Song, our Chairman, and 197 other employees, in which Zhaoyuan Shuangji was formed. Zhaoyuan Shuangji purchased Hainan Danzhou Cement Plant in 2002 to add another 500,000 metric tons of production. During the fourth quarter of 2008, at the request of the City of Zhaoyuan, we ceased operations of our Zhaoyuan plant and began the relocation of the old facility and construction of new facility within the city. For more information on the cement plants see “Item 2. Description of Properties” below.

Cement Industry in China and Competition

China has experienced enormous economic growth in the past few decades years. A key component of such growth has been infrastructure development consisting of local roads, super highways, and railways, and non-residential development consisting of new building construction. The demand for cement in China has been and continues to be substantial.

In 2008, China produced roughly one half of the total world cement output, and exports a small percentage of its production.  It has ranked first place in the world for 23 successive years in production.

Total cement output hit 1.39 billion tons in 2008, up 5.2 percent from a year earlier. The average factory price of key enterprises in August2008 reached the record high of 310 RMB per ton, while it fell back to 302 RMB per ton in December, up 12 RMB year on year.  At the end of December, the inventory of key cement enterprises was 9.33 million tons, 11.1 higher than that in the corresponding period of last year. From January to November, China cement industry gained profit of 26.1 billion RMB, up 30.8% year on year.

China’s cement industry is comprised of many cement enterprises with small-scale production capacity and low industrial centralization. The average production capacity of China’s cement producers was 200,000 tons annually in 2005. NDRC statistics showed that in 2005, many Chinese cement enterprises reported income losses. The market share of China’s 10 biggest cement producers at the end of 2006 was only 23 percent of the country’s total.

Conch Cement Company Limited, China’s largest cement producer, has seen rapid expansion of its size and scale, and a dramatic growth in its market share in all regions across the country. Conch Cement sold 83 million tons of cement in 2007. Conch Cement has firmly established its leading position in China’s cement industry. Huaxin Cement Plant sold 22 million tons of cement and Jidong Cement sold 25 million tons of cement in 2007. The next top seven cement companies in 2006 range from 4 million to 7.7 million tons of cement production.

According to the Plan of Cement Industry during the 11th Five-Year Plan Period, its estimated that by the year 2010, China will have washed out the backward production capacity of 250 million tons, and the enterprise amount will have declined to about 3500 from the current 5000; the average production scale of enterprises will have increased to 400 thousand tons from the 200 thousand tons in 2005, and the proportion of cement in new dry process production will have exceeded 70%.

Under the Chinese Government's recently announced 4-trillion-RMB ($586 billion) economic stimulus plan, 300 billion RMB will go to transportation and logistics sectors, which will attract nearly 700 billion RMB in investment from other sources.  Such huge investment will create tremendous demand for cement. China's cement consumption is expected to grow 6.3 percent from 2008 to 1.54 billion tons in 2009, boosted by the massive investment in transportation infrastructure and logistics and warehousing projects.

Raw Materials

We purchase various raw materials for use in our manufacturing processes. The principal components and raw materials include limestone, coal, coal ash, gangue, slag, and plaster. The most important raw material is limestone rock. Typically, we enter into purchase agreements with local suppliers. The annual purchase plans are determined at the beginning of the calendar year but are subject to revision every three months based on our order history. A purchase order is made according to monthly production plans which we receive from customers. This protects us from building up inventory when the orders from customers change.

All components and raw materials are available from numerous sources. In recent years, we have not experienced any significant shortages of manufactured components or raw materials, and we normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules.

Our ten largest suppliers collectively represent 78.55% of all components and raw materials that we purchased for the year ended December 31, 2008. The table sets forth information regarding our ten largest suppliers.

List of Major Suppliers

Name of Suppliers	Material	Percentage of Total Purchases in 2008
Dongfang Dongan Limestone Supplement Company	Limestone	13.30%
Dongfang Hongfa Coal Sale Co., Ltd	Coal	12.94%
Zhaoyuan fuel Company	Coal	12.84%
Danzhao Yalahe Commodity Company	Coal	11.23%

Hebei Jiqing Coal Company	Coal	9.79%
Ou Jiyong	Limestone	8.41%
Cangshan Dahan Plaster Supplement Company	Plaster	5.13%
Zhanyuan Cogeneration Plant	Coal Ash	3.10%
Danzhou Nanfeng Welfare Packing Plant	Packing bag	1.40%
Wangshunde Clay Plant	Yellow Mud	0.40%
		78.55%

Operations

Zhaoyuan Shuangji controls three cement plant facilities - one in Shandong Province and two in Hainan Province. All of our plants produce Portland cement which is the most common type of cement worldwide. The total combined maximum cement output by these facilities is approximately 1,500,000 metric tons per year. Refer to “Item 2. Description of Properties” below for a description of these plants.

Zhaoyuan Shuangji markets the cement principally to companies in the building material industry in its geographic market of Shandong Province and Hainan Province. However, in 2008, we also sold 10,000 tonnes to Russia. Currently we have agreements in place to deliver cement to other international markets including England and Russia.

During fiscal 2008 and 2007, we incurred no expenditures on research and development. In addition, during fiscal 2008 and 2007, we incurred no expenditures in complying with regulations involving the discharge of materials into the environment.

Strategic Plan

Our short to mid-term strategic plan is to focus on both domestic and international market expansion. To achieve this goal and higher profitability, we intend to focus on; developing brand recognition, improve quality control, streamline production through improvement operating efficiencies, and effecting strategic acquisitions. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock to achieve all or part of these goals. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to accomplish our goals. We do not have any arrangements in place for any future equity financing. In addition to the foregoing, in the future, we may broker cement transactions pursuant to which we will receive a broker’s fee for acting as an intermediary.

Customers

Our ten largest customers represent 15.09% of our total sales for the year ended December 31, 2008. The following table sets forth information regarding our ten largest customers.

List of Major Customers

Percentage of Total

Name of Customer

Revenue in 2008

Danzhou Mingcheng Cement Management Company

2.09%

Hainan Haiji Building Company

1.86%

Hainan Dongfan Shunda Machinery Company

1.84%

Danzhou Yongcheng Company

1.72%

Hainan Guangba Engineering Co., Ltd

1.64%

Danzhou Nada Hongfa Bridge Building Company

1.50%

Zhaoyuan Jindu Concrete Company

1.50%

Qingdao Building Material Supplement and Sale Company

1.17%

Zhaoyuan Building Company

1.13%

Zhaoyuan Municipal Engineering Company

     0.64%

   15.09%

We currently have an excellent relationship with its material customers.

Employees

We currently have approximately 689 full-time employees. Approximately 647 of these employees were in the areas of production, quality control and transportation, and the remaining 37 were in the areas of corporate finance, purchasing and marketing and sales. Our Zhaoyuan Shuangji full-time employees each have a labor agreement with us. These agreements ensure that the Zhaoyuan Shuangji pays for salary, pension, and other benefits according to PRC law and regulations.

Distribution

We sell our cement products through a direct sales force of approximately 18 full-time employees who market directly to our customers. Our customers are either engaged in the building construction industry or in foreign trade. We do not have any agreements with any third-party distributors or wholesalers. Most of our sales are made pursuant to longer term supply agreements with our customers, however, from time to time, we make individual sales outside of a supply agreement, if adequate capacity exists at the time. Our customers are mostly located in Longkou, Penglai, and Qixia in Shandong Province all of which are accessible by rail lines and truck. Our customers on Hainan Island are accessible by truck.

Our international customers have their cement transported by ship at the port facility located at Longkou, 30 km from Zhaoyuan City. Normally, our customers pay for freight charges.

Intellectual Property

We indirectly own through Zhaoyuan Shuangji the trademark “Shuangji” which translated into English means “double lucky” which is our principal brand name. We rely on a combination of trademark and copyright laws in China to protect our brand name. We have no patents, other trademarks, licenses, franchises, concessions or royalty agreements.

Our web site www.shuangjicement.com is copyrighted under PRC law and is a registered domain name owned indirectly by us.

Governmental Regulations on our Operations in China

All of our PRC subsidiary companies operate in facilities that are located in China. Accordingly, our PRC subsidiaries’ operations have to conform to the governmental regulations and rules of China.

We are subject to the PRC’s National Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water, and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of such violation. We believe that all manufacturing operations comply with applicable environmental laws, including those laws relating to air, water, and noise pollution.

We are also subject to various laws and regulations administered by various local governments relating to the operation of our production facilities. We believe that we are in compliance with all governmental laws and regulations related to our products and facilities.

Doing Business in China

Chinese Legal System

The practical effect of the Chinese legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise Laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate organization and contracts to Foreign Invested Enterprise participants, such as Wholly Foreign Owned Enterprises and Sino-Foreign Joint Ventures. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several provinces. Similarly, the Chinese accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual “statutory audit” be performed in accordance with Chinese accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, otherwise there is risk that its business license will be revoked.  Notwithstanding these legal requirements, the financial statements included elsewhere in this filing have been prepared in accordance with U.S. generally accepted accounting principles and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Second, while the enforcement of substantive rights may appear less clear than those in the United States, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business dispute resolution. Because the terms of the Company’s various Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises will be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Company’s joint venture companies will not assume any advantageous position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the various Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).”  Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic Reform Issues

Although the Chinese Government owns the majority of productive assets in China, in the past several years the Government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there is no assurance that:

•

We will be able to capitalize on economic reforms;

•

The Chinese Government will continue its pursuit of economic reform policies;

•

The economic policies, even if pursued, will be successful;

•

Economic policies will not be significantly altered from time to time; and

•

Business operations in China will not become subject to the risk of nationalization.

Negative impact on economic reform policies or nationalization could result in a total investment loss of our common stock.

Since 1979, the Chinese Government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and readjusted. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that the rate of inflation has increased. In response, the Chinese Government recently has taken measures to curb the excessively expansive economy. These measures included implementation of a unitary and well-managed floating exchange rate system based on market supply and demand for the exchange rates of RMB, restrictions on the availability of domestic credit, reduction of the purchasing capability of certain of its citizens, and centralization of the approval process for purchases of certain limited foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese Government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

Presently, reforms to China’s economic system have not adversely affected our operations and are not expected to adversely affect our operations in the foreseeable future; however, there can be no assurance that reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese Government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, reduction in tariff protection and other import restrictions.

Earnings and Distributions of the FIE’s

Wholly Foreign-Owned Enterprise laws provide for and guarantee the distribution of profits to foreign investors in Chinese Foreign Invested Enterprises. Article 19 of the People’s Republic of China Wholly Foreign Owned Enterprise Law provides that a foreign investor may remit abroad profits that are earned by a Foreign Invested Enterprise, as well as other funds remaining after the enterprise is liquidated.

Because our Chinese businesses are controlled foreign corporations, for U.S. federal income tax purposes, we may be required to include in our gross income for U.S. tax purposes:

•

Those companies’ “Subpart F” income, which includes certain passive income and income from certain transactions with related persons, whether or not this income is distributed to it; and

•

Increases in those companies’ earnings invested in certain U.S. property.

Based on the current and expected income, assets, and operations of Chinese businesses, we believe that it will not have significant U.S. federal income tax consequences under the controlled foreign corporation rules.

ITEM 1A. - RISK FACTORS

In addition to the other information included in this Form 10-K, the following risk factors should be considered in evaluating the Company’s business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the Company and its business. You should also read the other information included in this Form 10-K, including the financial statements and related notes.

Our business operations are conducted entirely in the PRC. Because China’s economy and its laws, regulations and policies are different from those typically found in the west and are continually changing, we face certain risks, including but not limited to those summarized below.

Risks Relating to Our Structure

Our corporate structure makes it difficult for us to evaluate our long term business prospects.

We presently operate the business of Zhaoyuan Shuangji pursuant to contractual agreements discussed elsewhere herein, which provide that we have operating control and receive the profit and loss from its operations.  Our agreements with Zhaoyuan Shuangji have a term of ten years with an option to renew. In the event that the agreements are not extended upon their expiration for any reason, or if there is a change in government policy that prohibits or restricts such agreements, our ability to continue our business would be impaired in a material adverse manner.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore special purpose vehicle establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the special purpose vehicle responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore special purpose vehicle jointly responsible for these filings. In the case of an special purpose vehicle which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the special purpose vehicle and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the special purpose vehicle’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the special purpose vehicle, or from engaging in other transfers of funds into or out of China.

The owners of the Zhaoyuan Shuangji submitted their application to SAFE and their application has been approved permitting these Chinese citizens to establish an offshore company, China Shuangji Cement Holding Ltd. (“CSCH”), as a special purpose vehicle for any foreign ownership and capital raising activities by Zhaoyuan Shuangji. However, we cannot be sure that the structure of our organization has fully complied with all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

The agreements, through which we indirectly participate in the operations of Zhaoyuan Shuangji may not be enforceable or in compliance with Chinese laws. Since our contractual rights under these agreements is our sole source of revenue, our results of operation would be materially adversely effected if the agreements were found to be illegal, could not be enforced, or were cancelled.

Through the agreements and an offshore holding structure, we are contractually entitled to manage and control the operations of Zhaoyuan Shuangji and receive the economic benefits of and incur the risks from Zhaoyuan Shuangji’s operations. Neither the Company, Chine Holdings, nor JZIC have any equity ownership in Zhaoyuan Shuangji. If the Chinese government determines that the agreements with Zhaoyuan Shuangji are not in compliance with applicable regulations, our business interests in China could be adversely affected. Our contractual rights under the Agreements are our sole source of revenue. Pursuant to the agreements, JZIC has agreed to advise, consult, manage and operate Zhaoyuan Shuangji’s business and to may provide certain financial accommodations to Zhaoyuan Shuangji in exchange for Zhaoyuan Shuangji’s payment of certain fees to JZIC. Further, each of the individual equity owners of Zhaoyuan Shuangji has contractually authorized JZIC to vote at any meeting or action of the owners of Zhaoyuan Shuangji and to act as the representative for such owners in all matters respecting Zhaoyuan Shuangji. The Chinese government may determine that the Agreements are not in compliance with Chinese licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the agreements are determined not to be in compliance, the Chinese government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

We may also encounter difficulties in obtaining performance under, or enforcement of, the Agreements. We must rely on the Agreements to indirectly control Zhaoyuan Shuangji’s business and participate in its operations. These contractual arrangements may not be effective in providing control over Zhaoyuan Shuangji. For example, Zhaoyuan Shuangji could breach the agreements or fail to take actions required for our business or fail to maintain and operate its business in compliance with its contractual obligations to do so or the agreements could be declared illegal or unenforceable under applicable law. If Zhaoyuan Shuangji fails to perform under the agreements with us, we may have to rely on legal remedies under Chinese law, which may not be effective, or we may lack the legal resources to pursue such rights. Furthermore, Wenji Song and the other individual equity owners of Zhaoyuan Shuangji effectively own and control the Company and its subsidiaries. Mr. Song and these other equity holders of Zhaoyuan Shuangji may have conflicts of interest and may not act in the best interest of the other equity holders of the Company, who do not have a direct equity interest in Zhaoyuan Shuangji.

If the agreements were terminated, our business in China could be adversely affected. The Agreements are comprised of the Strategic Consulting Service Agreement, the Operating Agreement, and Authorization Agreements, and Exclusive Option Agreement. All of the Agreements have a term of 10 years from the date they were entered into on August 11, 2008. Although we are the beneficial owners in the entire registered capital of JZIC, Wenji Song and two other Zhaoyuan Shuangji shareholders manage JZIC. In the event that Wenji Song and two other Zhaoyuan Shuangji shareholders acted in their capacity as management of JZIC to terminate the Agreements, we may have to rely on legal remedies which would arise under their fiduciary obligations to us and to JZIC. For example, JZIC is subject to the Company Law of the PRC, including Article 59 thereof which requires that directors, supervisors and managers shall faithfully execute their official duties and protect their company’s interests. However, laws in the PRC related to such concepts as management’s fiduciary duty are not well developed and may not protect us in the event we are required to rely upon them.

Risks Relating to Our Business

We may experience risks resulting from our plans for expansion.

We may expand our operations by acquiring other companies or entering into joint ventures in the future. Entering into an acquisition or joint venture entails many risks, any of which could harm our business, including: (a) diversion of management’s attention from other business concerns; (b) failure to integrate the acquired company with our existing businesses; (c) additional operating expenses not offset by additional revenue; and (d) dilution of our stock as a result of issuing equity securities.

If we are unable to implement our expansion strategy, we may be less successful in the future. A key component of our growth strategy is to acquire additional cement factories and, if our acquisition of cement factories proves successful, our acquisition strategy may expand to include future acquisitions of cement businesses. While there are many such companies, we may not always be able to identify and acquire companies meeting our acquisition criteria on terms acceptable to us. Additionally, financing to complete significant acquisitions may not always be available on satisfactory terms. Further, our acquisition strategy presents a number of special risks to us that we would not otherwise contend with absent such strategy, including possible adverse effects on our earnings after each acquisition, diversion of management’s attention from our core business due to the special attention that a particular acquisition may require, failure to retain key acquired personnel and risks associated with unanticipated events or liabilities arising after each acquisition, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental and safety regulations, which may increase our compliance costs and may adversely affect our results of operation.

We, indirectly through our agreements participate in the operation of Zhaoyuan Shuangji, which is subject to the requirements of environmental and occupational safety and health laws and regulations in China. The Company cannot provide assurance that Zhaoyuan Shuangji has been or will be at all times in full compliance with all of these requirements, or that it will not incur material costs or liabilities in connection with these requirement. Additionally, these regulations may change in a manner that could have a material adverse effect on Zhaoyuan Shuangji’s business, results of operations and financial condition, all of which would have a material adverse effect on the Company. The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a material expense of doing business.

We rely on a major customers and the loss of these customers could adversely affect our revenues.

The Company’s top ten customers represent 15.09 percent of the Company’s total revenues for the year ended December 31, 2008. It is difficult to keep these contracts as a result of severity price competition and customer’s diversification of its supply base to keep these contracts. The Company’s business would be materially and adversely affected if it loses these major customers.

Our future operating results may be affected by fluctuations in raw material prices. We may not be able to pass on increases to customers.

Our profits may be negatively affected by fluctuations in the price of raw materials. We could be subject to short-term price volatility and may be forced to purchase raw materials at higher prices and may be unable to pass the cost increase to our customers. This may adversely affect gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cement upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw material from our mining suppliers, general inflation or deflation, or changes in the cost of producing cement caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of cement. However, if we fail to agree on a price with our customer under these provisions, many agreements permits the customer to terminate the contract or refuse to buy all of the quantities previously contracted. Market prices for raw materials generally increased in most regions in China in 2007 and 2008 and are expected to continue due to increased demand. Top quality source rock is critical to maintaining the operating efficiencies of Zhaoyuan Shuangji and delivering cement to customers which meets their specifications. Since top quality raw source rock is more limited in supply, its price tends to be more volatile. A general rise in cement prices also may adversely affect the price of, and demand for, cement and products made with cement such as concrete. This may in turn lead to a fall in demand for Zhaoyuan Shuangji’s products, which would have a material adverse effect on the Company.

The demand for our product is cyclical and is affected by industrial economic conditions. Downturns in the economy may reduce demand for our product and our revenues could decline.

The domestic and international cement markets are cyclical and exhibit fluctuation in supply and demand from year to year and are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in China, the global economic conditions and fluctuations in industries with high demand for cement, such as the road building and construction industries. A significant decline in demand or excess supply for cement may have a material adverse effect on the business and operations of Zhaoyuan Shuangji which would have a material adverse effect on the Company.

If any of Zhaoyuan Shuangji Cement’s sales agreements terminate or expire, our revenues and operating profits could suffer.

A substantial portion of our revenue relates to sales made under cement sales agreements, which are important to the stability and profitability of our operations. It is common business practice in China that cement purchase and sale agreements are signed for one year terms, with annual renewals. This practice makes it difficult for us to forecast long-term purchase and sale quantities and can negatively affect our ability to manage inventory. These agreements may expire or be terminated. Cement sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party. Moreover, even if sales agreements are in force, buyers are generally not obligated to take the quantities specified in the contracts.

Increases in transportation costs could have a material adverse effect on our revenue.

Cement producers and processors depend upon rail, barge, trucking, overland conveyor and other systems to deliver cement to markets. While Zhaoyuan Shuangji’s customers typically arrange and pay for transportation of cement from our facilities to the point of use, any disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair Zhaoyuan Shuangji’s ability to supply cement to its customers and thus could adversely affect its results of operations, which would have a material adverse effect on the Company. If transportation for Zhaoyuan Shuangji’s cement becomes unavailable or uneconomic for its customers, Zhaoyuan Shuangji’s ability to sell cement could suffer, which would have a material adverse effect on the Company. Transportation costs can represent a significant portion of the total cost of cement. Since Zhaoyuan Shuangji’s customers typically pay that cost, it is a critical factor in a distant customer’s purchasing decision. If transportation costs from Zhaoyuan Shuangji’s facilities to the customer’s are not competitive, the customer may elect to purchase from another company.

We may not be able to meet quality specifications required by our customers and as a result could incur economic penalties or cancelled agreements which would reduce our sales and profitability.

Most of Zhaoyuan Shuangji’s cement sales agreements contain provisions requiring it to deliver cement meeting quality thresholds for certain geotechnical and geochemical technical characteristics. If Zhaoyuan Shuangji is not able to meet these specifications, because, for example, it is not able to source cement of the proper quality, it may incur economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts, all of which could have a material adverse effect on the Company.

Our business is highly competitive and increased competition could reduce our sales, earnings and profitability.

The cement production business is highly competitive in China and Zhaoyuan Shuangji faces substantial competition in connection with the marketing and sale of its products. Some of its competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than Zhaoyuan Shuangji, and have products that have gained wide customer acceptance in the marketplace. The greater financial resources of these competitors will permit them to implement extensive marketing and promotional programs. We could fail to expand Zhaoyuan Shuangji’s market share, and could fail to maintain Zhaoyuan Shuangji’s current share.

We depend on our senior management team and the loss of any member could adversely affect our operations.

We are highly dependent on the services of Wenji Song and the loss of his services would have a material adverse effect on the operations of Zhaoyuan Shuangji and a material adverse effect on us. Mr. Song has been primarily responsible for the development of Zhaoyuan Shuangji and the development and marketing of its products. None of our executive officers or those of our subsidiaries, including Wenji Song, currently have any formal employment agreements. None of our companies have applied for key-man life insurance on the lives of these executives.

We do not have any registered patents or other intellectual property and we may not be able to maintain the confidentiality of our processes.

We do not have any patents covering Zhaoyuan Shuangji’s cement manufacturing processes nor Zhaoyuan Shuangji relies on the confidentiality of it manufacturing processes in producing a competitive product. There can be no guarantee that such confidentiality will be maintained or that such processes remain competitive in the marketplace.

We do not carry insurance coverage, any material loss to our properties or assets will have a material adverse effect on our financial condition and operations.

We (including our subsidiaries and operating companies) are not insured in amounts that adequately cover the risks of our business operations. As a result, any material loss or damage to our direct or indirect, properties or other assets, or personal injuries arising from our direct or indirect business operations would have a material adverse affect on our financial condition and operations. Neither we, our subsidiaries nor our operating company, carries officer and director liability insurance. This may cause us to experience difficulties in convincing qualified persons to fill such positions.

Terrorist attacks or military conflict could result in disruption of our business.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations. Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Future terrorist attacks, rumors or threats of war, actual conflicts involving China or its allies, or military or trade disruptions affecting Zhaoyuan Shuangji’s customers may materially adversely affect our operations. As a result, there could be delays or losses in transportation and deliveries of processed cement to Zhaoyuan Shuangji’s customers, decreased sales of cement and extensions of time for payment of accounts receivable from customers. Strategic targets such as energy-related assets may be at greater risk of terrorist attacks than other targets. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any, or a combination, of these occurrences could have a material adverse effect on Zhaoyuan Shuangji’s business, financial condition and results of operations, which would have a material adverse effect on the Company.

Risks Relating to Doing Business in China

If the PRC enacts regulations which forbid or restrict foreign investment, our ability to grow may be severely impaired.

We intend to expand our business through acquisitions or joint ventures. We also may expand by seeking to develop equipment for other industries or by making acquisitions of companies in related industries. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current laws and regulations of the PRC. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•

levying fines;

•

revoking our business and other licenses and;

•

requiring that we restructure our ownership or operations

Any deterioration of political relations between the United States and the PRC could impair our operations.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition candidates or their goods and services to become less attractive. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations, particularly in our efforts to raise capital to expand our other business activities.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the PRC will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. The government of the PRC also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in the PRC, could have a material adverse effect on our business, results of operations and financial condition.

Price controls may affect both our revenues and net income.

The laws of the PRC provide for the government to fix and adjust prices. Although we are not presently subject to price controls in connection with the sale of our products, it is possible that price controls may be imposed in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”), an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•

the level of state-owned enterprises in the PRC, as well as the level of governmental control over the allocation of resources is greater than in most of the countries belonging to the OECD;

•

the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD;

•

the government of the PRC has a greater involvement in general in the economy and the economic structure of industries within the PRC than other countries belonging to the OECD;

•

the government of the PRC imposes price controls on certain products and our products may become subject to additional price controls; and

•

the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of the OECD member countries.

All our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

All our directors and executive officers reside in the PRC and substantially all of our assets are located in the PRC. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

Almost all of our agreements or arrangements with our employees and third parties, including our supplier and customers, are governed by the laws of the PRC. The legal system in the PRC is a civil law system based on written statutes. Unlike common law systems, such as we have in the United States, decided legal cases have little precedential value in this system. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under Chinese law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

As mentioned above, we do not carry business insurance. Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences in the United States that may have a material adverse effect on our business, financial condition and results of operations.

If the United States imposes trade sanctions on the PRC due to its currency, export or other policies, our ability to succeed in the international markets may be diminished.

The PRC currently “pegs” its currency to a basket of currencies, including United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. This policy is currently under review by policy makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets. As a result, Congress may consider enacting legislation which could result in the imposition of quotas and tariffs. If the PRC changes its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our business may be adversely affected, even though we do not sell outside of the PRC. Further, we cannot predict what action the PRC may take in the event that the United States imposes tariffs, quotas or other sanctions on Chinese products. Even though we do not sell products into the United States market, it is possible that such action by the PRC may nonetheless affect both our business, since we are a United States corporation and the market for our stock, although we cannot predict the nature or extent thereof. Any government action which has the effect of inhibiting foreign investment could hurt our ability to raise funds that we need for our operations. The devaluation of the currency of the PRC against the United States dollar would have adverse effects on our financial performance and asset values when measured in terms of the United Stated dollar.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively.

We are subject to the PRC’s rules and regulations affecting currency conversion. Any restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the PRC. Conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the regulatory authorities of the PRC will not impose more stringent restrictions on the convertibility of the RMB, known as RMB, especially with respect to foreign exchange transactions.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in the RMB. To the extent our future revenue are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings. The change in value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in appreciation of RMB against U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. As a portion of our costs and expenses is denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars we receive from this offering into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could have a material adverse affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by users of cement, which in turn could reduce demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of renewable energy investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.

Under the PRC’s current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to stockholders outside of the

PRC. However, if the foregoing exemption is removed, we may be required to deduct certain amounts from any dividends we pay to our stockholders.

We may be treated as a resident enterprise for Chinese tax purposes after the new enterprise income tax law becomes effective on January 1, 2008, which may subject us to Chinese income tax for any dividends we receive from our subsidiaries.

Under the new enterprise income tax law, enterprises organized under the laws of jurisdictions outside China with their de facto management bodies located within China may be considered Chinese resident enterprises and therefore subject to Chinese enterprise income tax at the rate of 25% on their worldwide income. The new tax law, however, does not define the term de facto management bodies. If the Chinese tax authorities determine that we are a Chinese resident enterprise after the effective date of the new tax law, we will be subject to the Chinese income tax at the rate of 25% on our worldwide income, which will include any dividend income we receive from our Chinese subsidiaries. If we are required under the new tax law to pay income tax for any dividends we receive from our Chinese subsidiaries, our results of operations and the amount of dividends paid upstream to us would be materially and adversely affected.

If the PRC tax authorities dispute our method of paying value added taxes, we may be subject to penalties under the tax laws of the PRC.

Under the commercial practice of the PRC, we paid value added taxes (“VAT”) and business tax based on tax invoices issued. We generally issue our tax invoice subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty which can range from zero to five times of tax which is determined to have been improperly deferred. Although we believe that we are paying VAT and business taxes in accordance with the common practice in PRC, we cannot assure you that the PRC tax authorities would not reach a different conclusion and determine that common practice is not in accordance with the tax laws of the PRC. If a penalty is ultimately assessed against us, the penalty could represent a material amount.

PRC foreign exchange control may limit our ability to utilize our cash effectively and affect our ability to receive dividends and other payments from our PRC subsidiaries.

Our PRC subsidiaries, which are foreign investment entities (“FIEs”), are subject to the PRC rules and regulations on currency conversion. In the PRC, the State Administration of Foreign Exchange (“SAFE”) regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises (including wholly foreign-owned enterprises) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs”.

With such registration certification (which have to be renewed annually), FIEs are allowed to open foreign currency accounts including the “current account” and “capital account”. Currently, transactions within the scope of the “current account” (for example, remittance of foreign currencies for payment of dividends) can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account” (for example, for capital items such as direct investments, loans and securities) still requires the approval of the SAFE. JZIC has obtained the “Foreign Exchange Registration Certificates for FIEs”, which is subject to annual review. There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of avian flu, SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. In 2005, there were reports on the occurrences of avian flu in various parts of China, including a few confirmed human cases. Any prolonged recurrence of avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. These could include our ability to travel or ship our products outside of China, as well as temporary closure of our manufacturing facilities. Such closures or travel or shipment restrictions would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS or any other epidemic.

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

As a public company, we will incur significant legal, accounting and other expenses that Zhaoyuan Shuangji did not incur as private companies prior to our agreements. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers (“NASD”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

Prior to the agreements, Zhaoyuan Shuangji operated as a private company without public reporting obligations. Zhaoyuan Shuangji has committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.

Wenji Song, our President and Chairman of our Board of Directors, owns 51.3% of China Shuangji Cement Holding Ltd. (CSCH). CSCH owns approximately 74.26% of the Company’s common stock and will be able to control the election of directors and other matters presented for a vote of stockholders. In addition, Delaware corporate law provides that certain actions may be taken by written consent action of the stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained, dissenting or non-participating stockholders generally would be bound by such vote. Through their concentration of voting power, Wenji Song and CSCH could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. In deciding how to vote on such matters, Wenji Song and CSCH may be influenced by interests that conflict with other shareholders, including without limitation their direct equity ownership and control of Zhaoyuan Shuangji, the entity that we are contractually dependent upon for all of our revenues. You should not buy our common stock unless you are willing to entrust all aspects of operational control to our current Chinese based management team.

Stockholders, who are also officers and directors, have significant control over us and have conflicts of interest with us.

Wenji Song and CSCH may have, or may develop in the future, conflicts of interest with us. They are the equity owners of Zhaoyuan Shuangji and it may be in their personal economic interest to cause Zhaoyuan Shuangji to disregard its contractual obligations under the Agreements. As the equity owners of Zhaoyuan Shuangji, they might personally profit if Zhaoyuan Shuangji’s benefits of operation are not directed to us as required under the agreements. Because these individuals are residents of and reside in China, it may be very difficult for our minority shareholders to enforce any legal rights they may otherwise have under the laws of the State of Delaware or the federal laws of the United States related to our management team and their fiduciary duties.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise.

We have the right to issue additional common stock, a new class of common stock, and preferred stock without the consent of shareholders. This would have the effect of diluting your ownership in the company and could decrease the value of your stock.

We recently have received director and shareholder approval to 1) to create a new class of securities entitled “Class A Common Stock” and authorize for issuance 100,000,000 shares of Class A Common Stock; and 2) to increase the ordinary common stock authorization to 200,000,000 shares of common stock. See “Item 4. Submission of Matters to a Vote of Security Holders” below. Consequently, we are authorised to issue 1) 100,000,000 shares of Class A Common Stock, 2) 200,000,000 shares of ordinary common stock, and 3) 100,000,000 shares of preferred stock.

As of the date of this report, we have 26,932,166 shares of common stock outstanding. Accordingly, there are additional authorized but unissued shares of our common stock, including the newly created Class A Common Stock, that may be later issued by our management for any purpose without the consent or vote of the stockholders that would dilute a stockholder’s percentage ownership of the company.

In addition, our articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors. Currently we have 20,250,000 shares out of 30,000,000 shares of Series 2008 Preferred Stock issued.  While no other preferred stock is currently outstanding or subject to be issued, the articles of incorporation have authorized issuance of up to 100,000,000 shares of preferred stock at the discretion of the board of directors. Such preferred stock may be issued upon filing of amended Certificate of Incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to voting rights, dividends, and distributions on liquidation.

ITEM 2. - DESCRIPTION OF PROPERTIES

There is no private land ownership in PRC. Land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership. Land use rights are granted for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. Generally speaking, there are four primary ways of obtaining land use rights in the PRC:

• Grant of the right to use land;

• Assignment of the right to use land;

• Lease of the right to use land; and

• Allocated land use rights.

As discussed in greater detail below, we have land use rights from the local PRC governments for each of our three plant locations and for our headquarters and adjoining buildings.

Please refer to the conversion table below for purposes of this Item 2.

1 hectare	equals	2.47 acres
10,000 sq meters

1 mu	equals	0.0667 hectares
0.165 acres
666.6667 sq meters

1 sq meter	equals	0.764 sq foot

Our headquarters are located at 221 Linglong Road, Zhaoyuan City, Shandong, China. As of the dare of this report, it consists of 10.676 mu under a land lease with the government. In addition to our headquarters, in 2007, we completed construction of two commercial buildings at this site. Our headquarters consists of 4,175 square meters of office space and two other buildings consist of 1,400 square meters of commercial space. These premises are leased to unaffiliated third parties. This site also was the site of our Zhaoyuan cement factory.  However, in September 2008, the City of Zhaoyuan requested that we relocate our existing cement plant to a new location in Zhaoyuan under a new land use arrangement with the City (discussed in greater detail below). The original land lease from the government was 217 mu., which as mentioned above has been reduced to 10.676 mu. We also maintain offices and manufacturing facilities in Dangzhou and in Dongfang (see discussions below). We own the buildings that comprise all of our cement plants, our office space, as well as the two mentioned commercial buildings. General information concerning our cement plants follows.

Our old Zhaoyuan cement factory, which was previously located at same location as our headquarters, was built in 1971. The yearly output capacity was approximately 500,000 metric tons. This factory possessed advanced and complete testing methods which we are transferring to our new facility. In 1994, the factory was equipped with environmental protection equipment. As mentioned above, at the end of fiscal 2008, at the behest of the City of Zhaoyuan, we shut down this plant, and thereafter began moving its location to a new site provided by the City.  Although we have surrendered a large part of the land at the old Zhaoyuan cement factory, we continue to maintain the administration buildings located there as our headquarters along with two commercial buildings. Our new plant is currently under construction which we expect to complete in July 2009. Our new land lease with the government consists of 140 mu.

•

Dongfang cement factory is located at Huangning Area, Bashuo Town, Dongfang City, Hainan Province and was founded in 1994. The factory’s yearly output capacity is approximately 500,000 metric tons. It was the first “smokeless factory” in Hainan province and was recognized by the state environmental protection administration.

•

Danzhou cement factory is located at Nada Hengling Area, Danzhou City, Hainan Province where it produces approximately 500,000 metric tons of cement per year. This factory is well-equipped with technological and complete testing machines. All systems are controlled by computers that have incorporated the advanced quality management system based on ISO 9002.

All of our facilities produce Portland cement exclusively in grades of 32.5 and 42.5.

The size (in square meters (m2)) of the total area (under government lease) and building area for each cement plant and corresponding office, along the estimated annual cement production capacity for each of our three locations are set forth below.

Plant	Total Area (m2)	Building Area Plant/Office(m2)	Capacity (metric tons)	Site
Zhaoyuan(1)	144,674	41,245/4,175	500,000	Zhaoyuan City
Dongfang	133,340	39,825/700	500,000	Dongfang City
Danzhou	133,340	43,257/800	500,000	Danzhou City
Total:	460,230	124,327	1,500,000

(1) Represents our former plant in Zhaoyuan and excludes the two commercial buildings. We continue to maintain the office space. Corresponding information concerning our new plant which is expected to be completed in July 2009 is as follows; the Total Area is 93,380 square meters, the Building Area for the Plant is 80,040 square meters and for the Office is 13,340 square meters, and the Capacity is 1,000,000 metric tons.

The Zhaoyuan cement plant was acquired on April 11, 2002 for a cash payment of $164,726 and the assumption of $26,899,007 of debt. As part of the acquisition of the Zhaoyuan cement plant, Zhaoyuan Shuangji acquired a 25% interest to a second facility, the Dongfang cement plant. The remaining equity interests of this cement plant were acquired on October 16, 2002 in return for the assumption of debt totaling $1,959,424. As mentioned herein, in late 2008, we shut down operations at the Zhaoyuan facility, and thereafter began construction of a new facility located in Zhaoyuan under a new land lease arrangement with the City. The value of the new land lease rights is $2,393,000, however, we are obligated to pay the former occupants of the new location an amount estimated to be $1,459,000. In addition, the City agreed to pay Zhaoyuan Shuangji the sum of $13,645,014 (95,000,000 RMB) as consideration for the relocation of its plant. Of the total amount, $5,027,110 (35,000,000 RMB) was paid during 2008; and the balance is scheduled to be paid in installments through June 2009.

On August 16, 2002, we acquired the Danzhou cement plant. As consideration for this acquisition, Zhaoyuan Shuangji assumed outstanding liabilities of $2,467,609. In addition, to facilitate the acquisition of the plant, Zhaoyuan Shuangji borrowed $11,172,000 from a local bank. The lending bank was a part owner of the cement plant and a member of the selling group. As an incentive for Zhaoyuan Shuangji to make the acquisition, the bank cancelled $3,657,000 of the loan and agreed that it would not charge interest on all bank loans owed to it by Zhaoyuan Shuangji during the period April 1, 2005 to December 31, 2008. The purchase price of this cement plant was reduced by the cancelled debt and the present value of the interest concession. This reduction totaled $5,892,000. The interest concession is being amortized by periodic charges to income over the period affected.  At November 28, 2008, as a result of other borrowings, Zhaoyuan Shuangji was indebted to the same bank in the amount of $18,422,205. On that same date, the bank accepted $5,027,110 in full settlement of this loan. The debt forgiven, $13,395,095 has been included in income.

The assets of each of the three facilities were recorded at fair market values, which were based on appraisals made at that time. In each case, the cost of the acquisition was less than the appraised values of the assets and the appraised values were reduced, proportionately.

Zhaoyuan Shuangji has land lease arrangements with local governments at four locations, the sites of its three manufacturing facilities and the site of its headquarters (and former manufacturing facility) and two commercial buildings. These leases expire in; 2052, in the case of Zhaoyuan (headquarters and commercial building), 2058 in the case of its new Zhaoyuan cement facility, 2065 in the case of Dongfang, and 2063, in the case of Danzhou. They permit the use of 217 mu at Zhaoyuan (headquarters and commercial building), 140 mu at the new Zhaoyuan cement facility, 200 mu at Danzhou and 200 mu at Dongfang. Payments to acquire these leases totaled $4,106,024 as of December 31, 2008. This cost is being amortized over the respective lives of the leases.

We also have contracts that give us the right to mine limestone at two locations for use at the Danzhou plant. The cost of acquiring these mining rights was $1,267,133. That cost is being amortized to expenses as the limestone is mined. The contracts are each for fifty years and it is estimated that the Company will be able to provide its full needs at Danzhou from these sites during the entire fifty year period.

The actual cement tonnage produced and sales for each of fiscal 2006, 2007, and 2008 for all three plants was:

Year	Total Cement Produced (metric tons)	Total Cement Sold (metric tons)
2006	1,570,163	1,538,705
2007	1,555,203	1,538,587
2008	1,595,328	1,607,954

We are not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes except for the following:

•

During December 2007, we completed construction on two commercial buildings adjacent to our headquarters on land that we hold under a long term lease from the government. These buildings are held as investments. They were leased in January 2008 to unaffiliated third parties and are used by these parties for commercial purposes. The premises consist of a total of 1,400 square meters. We have a payment obligation to the contractor that constructed the facilities under a construction contract. The amount of the obligation will not be determined until the contractor’s cost has been audited. We expect this amount to approximate the budget under which the buildings were constructed, which was $345,000.

•

During 2006, we began construction of two dormitory buildings at the Zhaoyuan plant, containing 84 apartments. Work was completed early in 2007 and the apartments were sold to employees. Sale prices of the apartments were set at levels to recover construction cost and no profit or loss was realized on this project. Construction costs totalled $1,364,066.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending or to the best of our knowledge, any threatened legal proceedings. To the best of our knowledge, none of our directors, officers or affiliates , or owner of record of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party to any litigation that is adverse to our interests or that would have a material interest adverse to us.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We filed a Definitive Proxy Statement on Schedule 14C with the Securities and Exchange Commission on December 8, 2008 to amend our Articles of Incorporation.  Our Board and consenting stockholders unanimously adopted and approved amendments to our Articles of

Incorporation: 1) to create a new class of securities entitled “Class A Common Stock” and authorize for issuance 100,000,000 shares of Class A Common Stock; and 2) to increase the ordinary common stock authorization to 200,000,000 shares of common stock. The par value of each such common stock and each such Class A Common Stock shall be $0.0001 per share. A total of one shareholder votes were cast in favor of the stated amendments to our Articles of Incorporation. As of the date of this report, we have not filed the amendments to our Articles of Incorporation.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock traded on the OTCBB under the symbol “TRNC” until October 25, 2007, when the Company changed its ticker symbol to “CNSJ” to reflect the forward split and name change to China Shuangji Cement. Ltd. Trading in the common stock in the OTCBB market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, all prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions:

Period	High Price	Low Price
April 1, 2007 June 30, 2007	n/a	n/a
July 1, 2007 - September 30, 2007	n/a	n/a
October 1, 2007 December 31, 2007	$5.00	$3.00
January 1, 2008 – March 31, 2008	$7.46	$0.48
April 1, 2008 June 30, 2008	$0.65	$0.32
July 1, 2008 - September 30, 2008	$0.60	$0.35
October 1, 2008 December 31, 2008	$0.43	$0.15

Stockholders

As of March 31, 2009, there were 26,932,166 shares of our common stock outstanding and we had approximately 147 stockholders of record

Dividends

We have never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future, except that,  Zhaoyuan Shuangji paid dividends to its shareholders in the amounts of $1,881,375 and  $1,480,007,  in 2008, and 2007, respectively.

Other than dividends payable in the future by Zhaoyuan Shuangji to its shareholders, we currently intend to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this report, there were no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

There were no sales of unregistered securities during the period covered by this Report that has not been previously reported in Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases made by us, on our behalf, or any “affiliated purchaser,” of our common stock during the last quarter covered by this Report.

ITEM 6. – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. - MANAGEMENT DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K. See “Item 1A-RISK FACTORS.”  Unless otherwise specified, all dollar amounts are in U.S. dollars.

Overview

Through contractual agreements between JZIC and Zhaoyuan Shuangji, we indirectly participate in Zhaoyuan Shuangji’s business of manufacturing and selling high-grade cement to the industrial sector in the PRC and to select international markets. Zhaoyuan Shuangji owns and operates three cement plants in the PRC, with a total capacity of approximately 1.5 million metric tonnes. Zhaoyuan Shuangji’s processed cement products are primarily purchased by the construction industry for the purpose of making the cement required for the construction of buildings, roads, and other infrastructure projects. Except for our contractual rights related to the operations of Zhaoyuan Shuangji, we have no other operations or assets. As a result, all the information presented in this discussion is based on the operations of Zhaoyuan Shuangji.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.

Sales. Revenues for the fiscal year ended December 31, 2008 increased $5,510,313, or 10.83%, to $56,412,513 from $50,902,200 for the comparable period in 2007. During the 2008 period, our cement sales increased from 1,538,587 metric tons to 1,607,954 metric tons, or approximately 4.51% increase from the prior year. This increase was due to the overall increase in demand for our cement products particularly in the PRC. The increase in revenue was due to increased demand, coupled with the favorable effect of changes in foreign exchange conversion rates.

Cost of Sales. The cost of sales for the fiscal year ended December 31, 2008 increased $5,226,888, or 12.30%, to $47,736,905 from $42,510,017 for the comparable period in 2007. The increase was due to the higher costs of raw materials, principally coal and electrical power, for our cement products, along with higher production levels. Cost of sales as a percentage of total sales was 84.6% for the 2008 fiscal period compared with 83.5% for the comparable 2007 period. The difference represents an increase of 1.1% which is due to the high costs for raw materials which were not offset by higher product prices.

Gross Profit. Gross profit for the fiscal year ended December 31, 2008 increased $283,425 or 3.38%, to $8,675,608 from $8,392,183 for the comparable period in 2007. The increase is due to the reasons discussed above.

Operating Income. Operating income was $7,268,515 for the fiscal year ended December 31, 2008 compared with $6,879,228 for the fiscal year ended December 31, 2007, representing a 5.6%increase. The increase in operating income for the 2008 period is due to the increase in gross profit discussed above and a reduction in selling and administrative expenses.

Selling and Administrative Expenses for the fiscal year ended December 31, 2008 decreased $ 105,862, or 10.33%, to $1,407,093from $1,512,955 for comparable period in 2007. This decrease is due to less administrative salaries and benefits along with lower utilities, auto expense, and repairs.

Other Income (Expense). During the 2008 period, we recorded $13,395,095 in debt forgiveness. We had outstanding loans with a bank that was a former owner of the Danzhou cement plant that we acquired in 2002. During 2008, the bank accepted $5,027,110 and forgave $13,395,095 in outstanding loans. We did not have a similar transaction during 2007.  During 2008, the City of Zhaoyuan requested we relocate our existing plant to a new site within the City. As partial consideration for the relocation, the City agreed to pay us the sum of $13,645,014 (RMB 95,000,000) of which $5,027,110 (RMB 35,000,000) was paid during 2008. We also received leasehold rights to the new location with an appraised value of $2,369,350 (RMB 16,240,000) subject to the payment of $1,458,960 (RMB 10,000,000) to the former holders of rights to the land. After deducting other amounts related to the relocation, the net profit from the transactions was $8,250,865. During the 2008 fiscal period, we had a decrease in subsidy income of $354,115 from $476,428 for the comparable period in 2007. During these two periods, we are eligible for refund of value added taxes under a materials utilization program of the Shandong Economic and Trades Commission. This program encourages use in the manufacturing process of materials which might otherwise be discarded. It is available only for production at the Zhaoyuan plant and will continue into 2009. During the fiscal 2008 period, we had other income of $1,446 compared with $452 for the 2007 period. Interest expense, which represents interest on outstanding loans, for the fiscal year ended December 31, 2008 was $1,410,970 compared to $1,264,144 for the fiscal year ended December 31, 2007. The increase of $146,826, or 11.61% is due to higher interest rates on outstanding debt.

Income Before Income Taxes. Income before income taxes was $27,612,735 for the fiscal year ended December 31, 2008, compared to income before income taxes of $6,011,743 for the fiscal year ended December 31, 2008. The increase of $21,600,992 was due to the reasons discussed above.

Provision for Income Taxes. Income taxes decreased $366,732, or 19.7%, to $1,493,258 for the fiscal year ended December 31, 2008, compared to $1,859,990 for the fiscal year ended December 31, 2007. The decrease is primarily due to a decrease in the corporate income tax rate in PRC.  The corporate income tax rate for 2008 decreased to 25% from 33%

Net Income. Net income was $26,119,477 for the fiscal year ended December 31, 2008, compared to $4,151,753 for the fiscal year ended December 31, 2007, an increase of $21,967,724.

Liquidity and Capital Resources

As of December 31, 2008, we had current assets of $ 26,240,086, compared with $19,500,087 as of December 31, 2007. The increase is due to the disposal of the Zhaoyuan cement plant.

We have historically financed our operations from bank loans and cash flow from operations.

Net cash provided by operating activities was $7,753,156 for the fiscal year ended December 31, 2008, compared to $1,088,125 for the fiscal year ended December 31, 2007, an increase of  $6,635,031..

Net cash consumed by financing activities of $13,140,901 for the fiscal year ended December 31, 2008 was primarily related to the repayment of bank loans. Net cash consumed by financing activities of $102,499 for the fiscal year ended December 31, 2007 was related to the borrowings under bank loans offset by a dividend payment of $1,480,007.

Among the assets acquired in 2002 with the Zhaoyuan facility was a receivable from a brick manufacturing company, which at one time had been an affiliate of the Zhaoyuan cement factory. Zhaoyuan Shuangji and the brick manufacturing company have informally agreed that this debt will be satisfied by the delivery of bricks with a value equal to the amount of the debt. The parties have agreed that the delivery of bricks would occur on an as need basis by the Company. This receivable was reduced during 2007 and 2008 by deliveries of bricks. The balance at December 31, 2008 was $1,177,166.

We have occasionally made loans to customers, suppliers and others with business relationships with the Danzhou and Dongfang plants. Typically, these loans do not bear interest during an initial term and then bear interest at market rates after the initial term. The loans are due during 2009 and 2010. Loan activity is summarized below:

	Opening			Closing
	Balance	Additions	Repayments	Balance
2006	1,484,426	1,509,025	1,968,185	1,025,266
2007	1,025,266	838,217	555,292	1,308,191
2008	1,308,191	-	289,959	1,018,232

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

Company’s Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate its estimates including the allowance for doubtful accounts, the saleability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in its internal credit policies and customer concentrations when evaluating the adequacy of its allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or uses difference estimates.

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicators are present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount then an impairment charge must be recognized, based on the fair value of the asset.

Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist, goodwill is tested by comparing net book value of the reporting entity to fair value. Our management’s assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

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

Our functional currency is China’s RMB and our reporting currency is U.S. dollars. The Company’s assets & liabilities are translated into U.S. dollars at the year-end exchange rates. PRC fixed the exchange rate at 8.2765 RMB per US$1.00 through July 2005. The PRC adopted a floating rate in July 2005 and the exchange rates on December 31,  2007 and 2008 were 7.3141 RMB, and 6.8542 per US$1.00, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not previously engaged in any significant transactions that are subject to the restrictions.

Risks and Uncertainties

Our officers control a majority of our outstanding stock. As a result, insiders will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of our directors.

Zhaoyuan Shuangji operates under authority of a business license which was granted in 2002 and expires in the year 2022. Renewal of the license depends on the result of government inspections which are made to ensure environmental laws are not breeched.

Statutory Reserve

As required by the Chinese law that governs accounting, Zhaoyuan Shuangji allocates 10% of the after tax profits of the previous year, if any, to a Statutory Reserve Fund and 5% to a Statutory Public Welfare Fund. These funds are allocated appropriately until reserves reach

50% of Paid in Capital. This limit was reached during 2005, and there have been no such allocations since then.

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2008.

	Payments due
	Total	< 1 year		1-3 years		3-5 years	> 5 years
	(in $ thousands)
Bank Loans	1,953,988	1,953,988	–	–	–	–	–
Total obligations:	1,953,988	1,953,988	–	–	–	–	–

The Company has bank loans with four Chinese banks and one from a local governmental agency. These loans are all due in 2009. Each of these loans has been outstanding since 2002; each has been renewed on respective due dates. Management intends to continue to renew these loans as each comes due and does not anticipate difficulty in making these renewals. These loans bear interest at rates ranging between 3.7% and 8.9%.

Other than as stated herein, we did not have any long-term debt obligations, operating lease obligations, purchase obligations or other long-term liabilities as of December 31, 2008.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements of the Company are included in this annual report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Shuangji Cement, Ltd.

We have audited the accompanying consolidated balance sheets of China Shuangji Cement, Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008, and 2007. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of China Shuangji Cement, Ltd. as of December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for the years ended December 31, 2008, and 2007 in conformity with U.S. generally accepted accounting principles.

/s/Robert G. Jeffrey

ROBERT G. JEFFREY, Certified Public Accountants

 May 12, 2009

Wayne, New Jersey

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS
Current Assets:	2008	2007
Cash	$ 504,599	$ 802,211
Accounts receivables, less allowance for doubtful accounts	3,736,085	4,671,714
Other receivables	9,028,968	412,595
Advances to suppliers	2,433	167,595
Subsidy receivable	-	164,296
Inventory	12,968,001	13,281,676
Total current assets	26,240,086	19,500,087
Fixed Assets:
Land use rights	3,125,056	4,166,024
Mining rights	1,551,408	1,267,133
Buildings	3,880,911	4,015,029
Equipment	8,508,827	8,802,879
Vehicles	48,584	50,263
Construction in progress	197,596	-
	17,312,382	18,301,328
Less accumulated depreciation and amortization	4,557,771	4,745,231
Net fixed assets	12,754,611	13,556,097
Other Assets:
Deferred interest	-	641,483
Long term receivable	1,177,166	1,095,630
Loans receivable	1,018,232	1,308,191
Total other assets	2,195,398	3,045,304
Total Assets	$ 41,190,095	$ 36,101,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$ 1,953,988	$ 18,752,591
Accounts payable	3,578,122	3,217,262
Advances from customers	717,771	743,047
Accrued liabilities	951,821	833,634
Other liabilities	3,032,096	971,714
Shareholder loan	49,220	-
Total current liabilities	10,283,018	24,518,248
Long Term Bank Loans	-	2,474,672
Total liabilities	10,283,018	26,992,920
Stockholders’ Equity:
Preferred stock – authorized, 100,000,000 shares, $.0001 par value;
20,250,000 shares issued and outstanding	2,025	-
Common stock – authorized, 100,000,000 shares, $.0001 par value;
26,932,166 shares issued and outstanding	2,693	2,693
Capital in excess of par value	2,370,801	2,352,576
Retained earnings	30,736,148	6,498,046
Earnings appropriated for statutory reserves	1,205,931	1,205,931
Accumulated other comprehensive income	(3,410,521)	(950,678)
Total stockholders’ equity	30,907,077	9,108,568
Total Liabilities and Stockholders’ Equity	$ 41,190,095	$ 36,101,488

The accompanying notes are an integral part of these financial statements.

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2008, and 2007

	2008	2007

Sales	$56,412,513	$ 50,902,200
Cost of Sales	47,736,905	42,510,017
Gross Profit	8,675,608	8,392,183

Selling and administrative expenses	1,407,093	1,512,955

Operating Income	7,268,515	6,879,228

Other Income (Expense):
Income from involuntary conversion	8,250,865	-
Income from debt forgiveness	13,395,095	-
Subsidy Income	122,313	476,428
Other Income	1,446	452
Interest Expense	(1,410,970)	(1,264,144)
Other Expense	(14,529)	(80,221)

Income Before Income Taxes	27,612,735	6,011,743

Provision for Income Taxes:
Current Provision	1,493,258	1,859,990

Net Income for the Period	26,119,477	4,151,753

Other Comprehensive Loss	(2,459,843)	(483,518)

Total Comprehensive Income	$ 23,659,634	$ 3,668,235

Weighted Average Number of Shares Outstanding	26,932,166	26,932,166

Basic and diluted earnings per share	$.97	$.15

The accompanying notes are an integral part of these financial statements.

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock		Common Stock		Capital In Excess	Retained	Statutory	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Of Par Value	Earnings	Reserves	Comprehensive Loss
Balance, December 31, 2006	-	$ -	26,932,166	$2,693	$ 2,352,576	$3,826,300	$1,205,931	$(467,160)	$ 6,920,340
Net Income for the Year						4,151,753			4,151,753
Other Comprehensive Loss								(483,518)	(483,518)
Dividends Paid During the Year						(1,480,007)			(1,480,007)
	_________	_____	_________	_____	________	_________	________	________	_________
Balance, December 31, 2007	-	-	26,932,166	2,693	2,352,576	6,498,046	1,205,931	(950,678)	9,108,568

Net Income for the Year	-	-				26,119,477			26,119,477
Other Comprehensive Loss								(2,459,843)	(2,459,843)
Dividends Paid During the Year						(1,881,375)			(1,881,375)
Issuance of preferred stock	20,250,000	2,025			18,225				20,250
	_________	_____	_________	_____	________	_________	________	________	__________
Balance, December 31, 2008	20,250,000	$2,025	26,932,166	$2,693	$ 2,370,801	$30,736,148	$1,205,931	$(3,410,521)	$ 30,907,077

The accompanying notes are an integral part of these financial statements.

CHINA SHUANGJI CEMENT, LTD.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,119,477	$4,151,753
Adjustments to reconcile net income to net cash provided by operating activities:
Charges and credits not involving the use of cash:
Depreciation and amortization	731,546	869,746
Amortization of deferred interest	762,621	606,734
Income on debt extinguishment	(13,395,095)	-
Income from involuntary conversion	(8,250,865)	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,229,704	(897,458)
Decrease in other receivables	162,506	220,965
Decrease in advances to suppliers	173,670	372,267
Decrease in subsidy receivable	172,599	324,579
Decrease (increase) in inventory	660,876	(3,552,018)
Increase (decrease) in accounts payable	120,214	(341,869)
Decrease in advances from customers	(73,966)	(32,507)
Increase (decrease) in other payables	(721,417)	71,870
Increase (decrease) in accrued liabilities	61,286	(705,937)
Net Cash Provided By Operating Activities	7,753,156	1,088,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds of plant involuntary conversion	5,027,110	-
Acquisition of mining rights	(20,913)	-
Purchases of fixed assets	(340,023)	-
Additions to business loans	-	(838,217)
Repayments of business loans	371,873	555,292
Reduction of long term receivable	143,632	2,267
Expenditures for construction in progress	(194,529)	23,050
	_________	_________
Net Cash Provided(Consumed) By Investing Activities	4,987,150	(303,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank loans	1,923,663	1,366,908
Repayment of bank borrowings	(13,252,659)	-
Payment of dividends	(1,881,375)	(1,480,007)
Shareholder advances	65,220	10,600
Issuance of preferred stock	4,250	-
	__________	_________
Net Cash Consumed By Financing Activities	(13,140,901)	(102,499)

Exchange effect on cash	102,983	(483,518)
Net change in cash	(297,612)	198,400
Cash balance, beginning of period	802,211	603,811
Cash balance, end of period	$ 504,599	$ 802,211

The accompanying notes are an integral part of these financial statements.

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.

NATURE OF BUSINESS

The Company was incorporated September 15, 1980 in the state of California under the name Trans-Science Corporation. From September 1980 until September 2004 it provided consulting services on the use of high technology products and processes to the construction industry, specializing in earthquake retrofit activities. During the period 2005 through October 3, 2007 the Company was involved in a search for a merger partner.

On October 3, 2007 a Chinese company named China Shuangji Cement Holdings, Ltd. (Holdings) purchased 8,000,000 shares of Company common stock, which represented 74% of the total shares of Company stock outstanding. Holdings is owned by a group of shareholders who also own all of the equity interests of Zhaoyuan Shuangji Co. Ltd. (Zhaoyuan Shuangji), a cement manufacturer incorporated in the People’s Republic of China (PRC). As part of a plan to effect control of Zhaoyuan Shuangji, two other companies were created and a series of agreements were entered with Zhaoyuan Shuangji. The new companies are: Chine Holdings, Ltd (Chine Holdings), a British Virgin Islands corporation; and Jili Zhaoyuan Investment Consulting Co. Ltd. (JZIC), a Wholly Foreign-Owned Entity formed under the laws of the PRC. Chine Holdings is a wholly owned subsidiary of the Company; and JZIC is a wholly owned subsidiary of Chine Holdings.

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

The accompanying consolidated financial statements include the effect of the acquisition on the financial position of the Company and the results of its operations. The consolidated statements of income for the years ended December 31, 2008 and 2007 are based on the historical statements of operations of Zhaoyuan Shuangji, and the Company and its subsidiaries, for those periods and assume the acquisition took place on January 1, 2007.

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.

NATURE OF BUSINESS (CONT’D)

On October 31, 2007 the Company consummated a migratory merger whereby the Company was merged with and into a newly formed wholly owned subsidiary, China Shuangji Cement Ltd., a Delaware corporation.  Coincident with the merger, each share of the outstanding common stock of the Company was exchanged for two shares of the surviving company and the par value of the common stock became $0.0001 per share.

2.

ORGANIZATION and BUSINESS

Zhaoyuan Shuangji was incorporated in the PRC March 29, 2002 for the purpose of acquiring and operating cement manufacturing facilities in China. Three such facilities have been acquired, one in Zhaoyuan (a city in Shandong province) and two in the Province of Hainan (one in a city named Danzhou and one in a city named Dongfang).

The Zhaoyuan facility was acquired April 11, 2002 for a cash payment of $164,726 and the assumption of $26,899,007 of debt.

As part of the acquisition of the Zhaoyuan facility, the Company acquired a 25% interest in the Dongfang facility. The remaining equity interests of this facility were acquired on October 16, 2002 in return for the assumption of debt totalling $1,959,424.

On August 16, 2002, the Company acquired the Danzhou facility. As consideration for this acquisition, the Company assumed debt that totalled $13,639,609. This total was reduced by certain bank debt concessions (Note 8).

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

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

2.

ORGANIZATION and BUSINESS (CONT’D)

In September 2008, the City of Zhaoyuan withdrew the rights of Zhaoyuan Shuangji to the land on which its Zhaoyuan plant was located and asked Zhaoyuan Shuangji to relocate the plant within the City of Zhaoyuan (See Note 4). During the fourth quarter of 2008, Zhaoyuan ceased operations at this plant and began construction of a new plant at a site selected by the City. The new plant is expected to have significantly more capacity than the old plant.

Risks and Uncertainties

Zhaoyuan Shuangji operates under authority of a business license which was granted in 2002 and expires in the year 2022. Renewal of the license depends on the result of government inspections which are made to ensure environmental laws are not breeched.

The officers of the Company control a majority of the outstanding stock of the Company. As a result, insiders will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of the Company directors.

3.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, accounts receivable and other receivables. These receivables are concentrated primarily in the Chinese construction industry. In addition, all Company assets are located in China, and Company cash balances are on deposit at financial institutions in China the currency of which is not free trading. Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guaranty that Chinese currency can be converted to U.S. or other currencies.

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, other receivables, advances to suppliers, accounts payable, accrued liabilities, and other liabilities, approximate their fair values at December 31, 2008 and 2007.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined using a moving average method.

At December 31, 2008 and 2007, inventories consisted of the following:

	2008	2007

Raw materials	$ 8,389,264	$ 9,619,485
Work in process	1,083,298	1,056,359
Finished goods	3.495.439	2,605,832
Total	$ 12,968,001	$13,281,676

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight line method, with lives of forty years for buildings, twelve years for production equipment, ten years for vehicles, and five years for office furniture and equipment.

Taxes

The Company generates its income in China where Value Added Tax, Income Tax, Urban Construction Tax, Education Surcharge taxes, Property Tax, and Land Use Tax are applicable. The Company does not conduct any operations in the United States and does not have plans to repatriate income in the near future; therefore, U.S. taxes are not applicable.

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

Common Stock

Equity interests of the Company may occasionally be issued in return for services. Values will be assigned to these issuances equal to the market values of the equity interests at measurement dates. A measurement date is required under Emerging Issues Task Force (EITF) 96-18 which specifies the criteria to be used for the valuation of stock issued for goods and services.

Zhaoyuan Shuangji was formed by capital contributions from employees. At the time of formation each employee was assured that if his employment ended, for any reason, the Company would redeem his capital investment at its original cost. Two such redemptions have occurred, one in 2004 for $603,608, and one in 2005 for $120,817.

Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising cost incurred during 2008 or 2007.

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Allowance for Doubtful Accounts

Provisions are periodically made for doubtful accounts based on evaluation of the ages of the items making up the accounts receivable balances and their creditworthiness.

Other Comprehensive Income

The Company reports as other comprehensive income (loss) revenues, expenses, and gains and losses that are not included in the determination of net income. During the years 2008 and 2007 the only source of other comprehensive income (loss) was losses on foreign currency translation.

Foreign Currency Translation

All Company assets are located in the PRC. These assets and related liabilities are recorded on the books of the Company in the currency of the PRC (Renminbi), which is also the functional currency.  They are translated into US dollars as follows:

(a)

All assets and liabilities, at the rate of exchange in effect on the balance sheet date;

(b)

Equity accounts, at the rates prevailing at the times equity account balances arose.

(c)

Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in other comprehensive income.

Product Warranties

The Company provides product warranties for its product sales. The Company has not incurred any cost of servicing these warranties and warranty cost would only be recorded as incurred.

Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Research and Development

Research costs are expensed as incurred. Development costs are also expensed unless, in the view of Company management, they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized. Amortization is calculated on a straight-line basis over the expected lives of the related products. Through December 31, 2008, the Company had not incurred any research costs which would be required to be amortized.

Segment Reporting

Management treats the operations of the Company as one segment.

4.

INVOLUNTARY CONVERSION

In September 2008, the City of Zhaoyuan withdrew the rights of Zhaoyuan Shuangji to the land on which the Zhaoyuan plant was located and asked Zhaoyuan Shuangji to relocate the plant to a new site within the City of Zhaoyuan. During the fourth quarter of 2008, Zhaoyuan Shuangji ceased operations at the plant and began construction of a new plant at a site selected by the City.

As consideration for this involuntary conversion, the City agreed to pay Zhaoyuan Shuangji RMB 95,000,000 and provide Zhaoyuan with land use rights to the new site. The new site was appraised at RMB 16,240,000 and Zhaoyuan Shuangji is obligated to pay RMB 10,000,000 to the former holders of rights to the land. Of the RMB 95,000,000 to be paid by the City, RMB 35,000,000 was paid during 2008; the balance is scheduled to be paid in instalments through June, 2009. Approximately 64% of the equipment of the old plant will be reconditioned and moved to the new plant. The balance of the equipment of the old plant will be sold or scrapped. Income of $8,250,865 has been recognized on the involuntary conversion and has been included in income in 2008.

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

6.

ACCOUNTS RECEIVABLE

The balance of accounts receivable has been reduced by a provision for doubtful accounts in the amounts of $1,300,839 in 2008 and $794,248 in 2007.

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

7.

LAND USE RIGHTS

Private ownership of land is not permitted in the PRC.  Instead, the Company has leased land at each of its three manufacturing facilities.  These leases expire in 2065 in the case of Dongfang, and 2063, in the case of Danzhou; and 2058 in the case of the new lease at Zhaoyuan.  They permit the use of 140 mu at Zhaoyuan, 200 mu at Dangzhou, and 200 mu at Dongfang (a mu is equal to .06667 hectares).  Payments to acquire these leases totalled $4,166,024.  This cost is being amortized over the respective lives of the leases.

The Company also has contracts that give it the right to mine limestone at two locations for use at the Danzhou plant. The cost of acquiring these mining rights was $1,551,408. That cost is being amortized to expense as the limestone is mined. The contracts are each for fifty years and it is estimated that the Company will be able to provide its full needs at Danzhou from these sites during the entire fifty year periods.

8.

BANK LOANS

To facilitate the acquisition of the Danzhou plant, Zhaoyuan Shuangji borrowed $11,172,000 from a bank. The lending bank was a part owner of the facility and a member of the selling group. As an incentive for Zhaoyuan Shuangji to make the acquisition, the bank cancelled $3,657,000 of the loan and agreed that it would not charge interest on all bank loans owed to it by Zhaoyuan Shuangji during the period April 1, 2005 to December 31, 2008. The purchase price of this facility was reduced by the cancelled debt and the present value of the interest concession. This reduction totalled $5,892,000. The interest concession has been amortized by periodic charges to income over the period affected.

At November 28, 2008, Zhaoyuan Shuangji was indebted to the bank that made the above noted concession in the amount of $18,422,205.  The bank accepted $5,027,110 in full settlement of this loan.  The debt forgiven, $13,395,095, has been included in income.

9.

PREFERRED STOCK

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.0001.  On July 15, 2008, the Board of Directors (the Board) designated a 2008 series of preferred consisting of 30,000,000 shares.  Each share of the 2008 series preferred stock is convertible into one share of Company common stock.   Such conversion may not occur until six months after issuance and until one of four designated triggering events has occurred.  The 2008 series is not entitled to receive dividends; is not redeemable; and is not entitled to vote on matters voted upon only by common shareholders.

On August 9, 2008, 4,250,000 shares of the 2008 series were issued for $4,250 and 16,000,000 were issued to the Company president and majority shareholder for cancellation of a $16,000 advance that had been made to the Company.

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

10.

LONG TERM RECEIVABLE

Among the assets acquired in 2002 with the Zhaoyuan facility was a receivable from a brick manufacturing company, which at one time had been an affiliate of the Zhaoyuan cement factory.  Zhaoyuan Shuangji and the brick manufacturing company have informally agreed that this debt will be satisfied by the delivery of bricks with a value equal to the amount of the debt.  The delivery of bricks would occur at a time when they are needed by the Company for capital expansion.  This receivable was reduced by $2,267 during 2007 and by $143,632 during 2008 by deliveries of bricks.  The balance at December 31, 2008 was $1,177,166.

11.

LOANS RECEIVABLE

The Company has occasionally made loans to customers, suppliers and others with business relationships or potential relationships with the Danzhou and Dongfang plants. Typically, these loans do not bear interest during an initial term and then bear interest at market rates. The loans are due during 2009 and 2010. Loan activity is summarized below:

	Opening			Closing
	Balance	Additions	Repayments	Balance
2007	$1,025,266	$838,217	$555,292	$1,308,191
2008	1,308,191	-	289,959	1,018,232

12.

RELATED PARTY TRANSACTIONS

During the year 2007, the Company president, who is also a substantial shareholder, made advances to the Company totalling $10,600.  These advances were later forgiven.  During 2008, the president made four additional advances to the Company which totalled $65,220.  Of this amount, $16,000 was used as consideration for the acquisition from the Company of 16,000,000 shares of preferred stock, leaving a balance at December 31, 2008 of $49,220.

13.

NOTES PAYABLE

The Company has bank loans with four Chinese banks and one from a local governmental agency.  These loans are all due in 2009.  Each of these loans has been outstanding since 2002; each has been renewed on respective due dates.  Management intends to continue to renew these loans as each comes due and does not anticipate difficulty in making these renewals.  These loans are not collateralized; they bear interest at rates ranging between 3.696% and 8.928%.

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

14.

OBLIGATION UNDER CONSTRUCTION CONTRACT

Construction was completed during December 2007 on two commercial buildings located at the Zhaoyuan facility on land held by the Company under a long term lease (see Note 6).  These buildings are to be held by the Company as investments.  They were leased in January 2008 to outside parties and will be used by the leasees as restaurants, shops and entertainment facilities.  The Company is obligated under a construction contract with the contractor that built the facilities.  The amount of the obligation will not be determined until the contractor’s cost has been audited.  Managements expects this cost to approximate the budget under which the buildings were constructed, which was $345,000.

During 2006 the Company began construction of two dormitory buildings at the Zhaoyuan facility, containing 84 apartments.  Work was completed early in 2007 and the apartments were sold to employees. Sale prices of the apartments were set at levels to recover construction cost and no profit or loss was realized on this project.  Construction costs totalled $1,364,066.

15.

INCOME TAXES

A reconciliation of the taxes calculated by applying the Chinese statutory tax rate to pretax income with the provisions for income taxes is presented below.

	2008	2007
Tax calculated using statutory rate	$6,915,781	$1,983,875
Decreases attributable to income exclusions permitted
under Chinese tax law:
Income from debt forgiveness	(3,348,774)	-
Income from involuntary conversion	(2,062,716)	-
Decreases attributable to nondeductible expenses	(11,033)	(123,884)
	________	________
Net provision	$1,493,258	$1,859,991

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

16.

SUBSIDY INCOME

The Company is eligible for refund of value added taxes under a materials utilization program of the Shandong Economic and Trades Commission.  This program encourages use in the manufacturing process of materials which might otherwise be discarded.  It is available to the Company only for production at the Zhaoyuan plant.  Benefits of this program amounted to $122,313 in 2008 and $476,428 in 2007.  In the past, the program has been approved for periods of two years; these periods have consistently been renewed. The program has now been extended to the end of 2009.

17.

EXPENSES

Major items included in Selling & Administrative expenses are the following:

	2008	2007

Salaries and benefits	$ 395,938	$ 551,648
Depreciation and amortization	321,225	252,345
Travel and promotion	119,314	81,369
Water and power	31,739	41,657

18.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest during 2008 and 2007 was $648,349 and $669,542, respectively.

Cash paid for income taxes was $1,859,991 in 2008 and $6,875,540 in 2007.

The following non cash investing and financing activities occurred during the year 2008.  There were no such activities during 2007.

-

Bricks valued at $143,818 were received and used for construction; they were in partial settlement of a long term loan.

-

Land lease rights with a value of $2,393,000 were received as part of the consideration for the condemnation sale of the Zhaoyuan plant.  Zhaoyuan Shuangji is obligated to pay those who formerly occupied this land approximately $1,459,000.

-

On August 9, 2008, 16,000,000 shares of preferred stock were issued to the company president in return for cancellation of a $16,000 advance.

-

During the fourth quarter of 2007, shareholder advances totalling $10,600 were cancelled by the shareholder.

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

19.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Management believes that none of the recently adopted accounting pronouncements will have a material affect on the Company financial position, results of operations, or cash flows.

20.

CONTINGENCIES

Consistent with business practices in China, the Company carries no insurance except for auto insurance.

In addition to income taxes and value added taxes, the Company is subject to the following other taxes which are assessed by local government agencies of the PRC:  urban construction tax; education tax; local education tax; property tax; and land use tax. Financial Interpretation Number (FIN) 48 requires disclosure of any tax issues which may constitute a risk of additional assessment. The Company is at risk for additional assessment for the taxes listed in this paragraph. The amount at risk is up to $275,000 per year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria in  Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

As described above there have been no changes in our internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act during the year ended December 31, 2008 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 15, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer.

Name	Age	Position(s)	Director/Officer Since
Wenji Song	59	Chairman and President	November 13, 2007
Hongcheng Liu	35	Chief Financial Officer	November 13, 2007
Bo Wu	31	Secretary and Director	November 13, 2007
Jun Song	32	Director and CEO	November 13, 2007
Shouheng Yuan	58	Director	November 13, 2007
Linxin Cui	40	Director, Vice President of Sales	November 13, 2007

Biographies of Directors and Executive Officers:

As indicated in the table above, each party below became an officer and/or director of the parent entity on November 13, 2007. The discussion for each such party below indicates the date when such party became an officer and/or director of Zhaoyuan Shuangji.

Wenji Song has served as Chairman of the Board and President of Zhaoyuan Shuangji since 2002. Mr. Song graduated from Shandong Building Materials Institute and obtained the certificate of advanced economy. In 1974, he began working with the Zhaoyuan cement factory and in 1978 he held the position of plant factory manager. In 1991, he became director of Zhaoyuan Shuangji and has been the major driving force in its success. He has been awarded the outstanding entrepreneur title many times for the prominent achievement in developing Zhaoyuan Shuangji.

Jun Song has served as Chief Executive Officer and Director of Zhaoyuan Shuangji since 2004.  He has extensive practical experience in corporate management. He has original ideas on human resource management, finance, logistics, production, supply chain, marketing and economic system restructuring. He provides good solutions on business operation and management in time which effectively improves company performance and decision-making.  Education includes a degree from Qingdao University. Mr. Song is the son of our Chairman and President, Mr. Wenji Song.

Hongcheng Liu has served as the Chief Financial Officer of Zhaoyuan Shuangji since 1997. Since graduation from Qiqihaer Forestry Institute in 1993, he has been engaged in the financial affairs of Zhaoyuan Shuangji. He is familiar with all aspects of Company’s business including, but not limited to, general accounting, credit control, cost audit, tax refund, invoice, fixed capital, accounts payable and receivable. He is primarily responsible for obtaining our AA credit taxpayer and AAA bank credit rating in the PRC.

Bo Wu has served as Vice President and the Chief Operating Operation of Zhaoyuan Shuangji since 2003. Mr. Wu graduated from Shandong Technological Institute and worked at China Life Insurance Co., Ltd. as Vice President until 2003. He has extensive experience in the production aspect, especially in product quality and raw material supply. Mr. Wu is the son in-law of our Chairman and President, Mr. Wenji Song.

Linxin Cui has served as Vice-President of Sales of Zhaoyuan Shuangji since 2000. Mr. Cui graduated from the Shandong Building Materials Institute. In 1991, he was appointed to the Zhaoyuan cement plant and in 1995 he was appointed company Vice-Factory Director. In 2001, he was appointed Vice President of the company and since 2002 he oversees the two cement plants in Hainan Province.

Shongheng Yuan has served as a director and Chief Engineer of Zhaoyuan Shuangji since 2000. He has work at the Zhaoyuan Cement Factory since 1976 and in 1988 he was promoted to Chief Director of the chemical lab. From 1989 to 1991, Mr. Shongheng attended Shandong Building

Material Institute to after graduation he was promoted Chief Engineer of Zhaoyuan Cement Factory.

Family Relationships

Mr. Wenji Song and Mr. Jun Song are father and son.  Mr. Wenji Song and Mr. Bo Wu are father in-law and son in-law.  Jun Song and Bo Wu are brothers- in-law. Other than the foregoing, there are no other family relationships among our officer and directors.

Involvement in Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to any of our  present directors or executive officers, or any promoter or control person (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act and all are in compliance.

Corporate Governance

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer's board of directors.

Code of Ethics

We currently have a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 and has been filed as Exhibit 14.1 to this Form 10-K. The Code will be designed to deter wrongdoing and to promote:

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

•

The prompt internal reporting of violations of the Code to the appropriate person or persons; and

•

Accountability for adherence to this Code.

This Code will require the highest standard of ethical conduct and fair dealing of its Chief Financial Officers. While this policy is intended to only cover the actions of our chief executive office as required under Sarbanes-Oxley, we expect that our other officers, directors and employees will also review the Code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to earn the trust, confidence and respect of our suppliers, customers and stockholders.

Our Chief Executive Officer is committed to conducting business in accordance with the highest ethical standards. Our Chief Executive Officer must comply with all applicable laws, rules and regulations. Furthermore, our Chief Executive Officer must not commit an illegal or unethical act, or instruct or authorize others to do so.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned by our top five highly compensated executive officers for fiscal years ended December 31, 2008 and December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Wenji Song (Chairman & President)	2008	28,710							28,710
	2007	54,689	-	-	-	-	-	-	54,689

Hongcheng Liu (CFO)	2008	5,024							5,024
	2007	2,256	-	-	-	-	-	-	2,256

Jun Song (Director & CEO)	2008	9,331							9,331
	2007	41,017	-	-	-	-	-	-	41,017

Bo Wu (Director & Secretary)	2008	8,360							8,360
	2007	27,344	-	-	-	-	-	-	27,344

Linxin Cui (Director)	2008	11,484							11,484
	2007	27,344	-	-	-	-	-	-	27,344

Shoucheng Yuan (Director)	2008	7,178							7,178
	2007	17,774	-	-	-	-	-	-	17,774

Except as stated in the table above, no other officer of the company received total compensation in excess of $100,000.

Employment Agreements

As of December 31, 2008, we do not have any employment or compensation agreements with our officers and directors.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of year ended December 31, 2008.

Compensation of Directors

Through December 31, 2008, our directors have not been entitled to receive compensation from the company for acting in such capacity. However, in the future, we may permit Directors to receive fixed fees and other compensation for their services as Directors.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding beneficial ownership of our common stock and our Series 2008 preferred stock as of March 15, 2008 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of 221 Linglong Road, Zhaoyuan City, Shandong, PRC. The percentage ownership is based on 26,932,166 shares of common stock and 20,250,000 shares of Series 2008 preferred stock outstanding at March 15, 2009, except that shares of common or preferred stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Name of

Shares of

Percent

Title of Class

Beneficial Owner

Capital Stock

of Class

Common Stock

China Shuangji Cement Holding Ltd. (1)

20,000,000

74.26

Preferred Stock(2)

16,000,000

79.01

Common Stock

Wenji Song (1)(3)

20,000,000

74.26

Preferred Stock

Chairman and President

16,000,000

79.01

Common Stock

Jun Song (1)(3)

20,000,000

74.26

Preferred Stock

Director and CEO

16,000,000

79.01

Common Stock

Bo Wu (1)(3)

20,000,000

74.26

Preferred Stock

Director and Secretary

16,000,000

79.01

Common Stock

Hongcheng Liu (1)

0

0

CFO

Common Stock

Linxin Cui (1)

0

0

Director

Common Stock

Shouheng Yuan (1)

0

0

Director and Vice-President of Sales

Common Stock

Directors and Officers (1)

20,000,000

74.26

Preferred Stock

as a Group (7 persons)

16,000,000

79.01

(1).

China Shuangji Cement Holding Ltd. is a British Virgin Island company. Wenji Song, our Chairman and President, owns beneficially 51.3% of China Shuangji Cement Holding Ltd. In addition, Hongcheng Liu, our Chief Financial Officer, owns 0.34%, Bo Wu, our Secretary and Director, owns 1.2%, Jun Song, our Director, owns 1.7%, Linxin Cui, Director, owns 2.5%, and Shouheng Yuan, our Director and Vice President of Sales, owns 0.9%, respectively of China Shuangji Cement Holding Ltd.

(2).

Our Series 2008 preferred stock is entitled to vote on matters presented to the preferred holders, but is not entitled to vote on matters presented to our common stock holders. Each share of our preferred stock is convertible under certain conditions to one share of our common stock.

(3).

Each such party is an officer and/or director of China Shuangji Cement Holding Ltd., and each such party is deemed a beneficial owner of the shares of China Shuangji Cement Holding Ltd.. Each such party disclaims such beneficial ownership.

Changes of Control

There are currently no arrangements which would result in a change in control of us.

Equity Compensation Plans.

There are no securities authorized for issuance under any equity compensation plan as of December 31, 2008.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 3, 2007, China Shuangji Cement Holding Ltd. purchased from us 16,000,000 shares of our common stock for the sum of $6,400, and became our largest shareholder. China Shuangji Cement Holding Ltd. is a British Virgin Island company. Wenji Song, our Chairman and President, owns beneficially 51.3% of China Shuangji Cement Holding Ltd. In addition, Hongcheng Liu, our Chief Financial Officer, owns 0.34%, Bo Wu, our Secretary and Director, owns 1.2%, Jun Song, our Director, owns 1.7%, Linxin Cui, Director, owns 2.5%, and Shouheng Yuan, our Director and Vice President of Sales, owns 0.9%, respectively of China Shuangji Cement Holding Ltd.

Effective October 31, 2007, we re-domiciled in Delaware, changed our name to China Shuangji Cement Ltd., and effected a two for one forward stock split of our outstanding common stock.

On December 1, 2007, we acquired Chine Holding Inc., a British Virgin Island company, from our Chairman and President, Wenji Song. Chine Holding Inc owns all of the equity of Jili (Zhaoyuan) Investment Consultation Co., Ltd. (JZIC). JZIC is Wholly Foreign Owned Entity (“WFOE”) formed under the laws of the PRC which is engaged in the business of consultation and management of private companies in China.

On July 16, 2008, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series 2008 Preferred Stock (the "Certificate of Designations") designating 30,000,000 of our previously authorized preferred stock. Each share of Series 2008 Preferred Stock is not redeemable and is not entitled to dividends or entitled to notice of or to vote at any meeting of the holders of Common Stock. The holders of Series 2008 Preferred shares shall have the right upon the liquidation, dissolution or winding up of the Corporation or in any other case in which to receive the amount paid-up thereon plus all capital contributed for Series 2008 Preferred Shares in excess of par value, in preference and priority to any distributions on the Common Shares, and subordinate to any distributions on any other class or series of shares now existing or hereafter created. Each holder of shares of Series 2008 Preferred shares may, so long as at least one of the following triggering events has occurred before conversion, but not before the expiry of six (6) months from the date of issue of such shares (“Issuance Date”), and from time to time thereafter, convert each of its shares of Series 2008 Preferred shares into a number of fully paid and non-assessable subject to a conversion ratio in which initially be convertible to one (1) share of our common stock and shall be subject to adjustment as provided within the Certificate of Designations: 1) we consummate at least an additional $5,000,000.00 equity financing from institutional or strategic investors; and/or 2) we have four consecutive quarters of positive cash flow as reflected on our financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) and filed with the Securities and Exchange Commission (the “SEC”); and/or. 3) the Closing Bid Price of any shares of our common stock is equal to or in excess of $1.00 per share; and/or 4) the Closing Bid Price of any shares of our common stock is equal to or less than $0.001 per share.

On August 9, 2008, we issued 16,000,000 shares of its Series 2008 Preferred Stock, $0.0001 par value, to China Shuangji Cement Holding Ltd., our largest shareholder. The consideration for the preferred stock was the cancellation of $16,000 of an outstanding loan.

On August 11, 2008, JZIC completed a business combination by entering into a series of contractual agreements (the “Agreements”) with Zhaoyuan Shuangji Co. Ltd, a PRC company, which is engaged in the business of manufacturing of cement products in China. Through our Agreements, which consist of the Strategic Consulting Service Agreement, the Operating Agreement, the Exclusive Option Agreement, and Authorization Agreements, each dated August 11, 2008, our wholly owned subsidiary JZIC has the right to advise, consult, manage and operate Zhaoyuan Shuangji for a quarterly fee. Wenji Song, indirectly our controlling shareholder, principal executive officer and chairman of our Board of Directors, may have, or may develop in the future, conflicts of interest with us. Mr. Song is the majority equity owner of Zhaoyuan Shuangji, and it may be in his personal economic interest to cause Zhaoyuan Shuangji to disregard its contractual obligations under the Agreements. As the equity owners of Zhaoyuan Shuangji, he might personally profit if Zhaoyuan Shuangji’s benefits of operation are not directed to us. In addition, Hongcheng Liu, our Chief Financial Officer, Bo Wu, our Secretary and Director, Jun Song, our Director and CEO, Linxin Cui, Director, and Shouheng Yuan, our Director and Vice President of Sales have indirect ownership interests in Zhaoyuan Shuangji and may have, or may develop in the future, conflicts of interest with us. Mr. Wenji Song and Mr. Jun Song are father and son.  Mr. Wenji Song and Mr. Bo Wu are father in-law and son in-law.  Jun Song and Bo Wu are brothers-in-law.  All such individuals are PRC citizens.

During the year ended December 31, 2008, China Shuangji Cement Holding Ltd., our largest shareholder, loaned us the sum of $30,000. The loan is non-interest bearing, unsecured, and has no fixed repayment terms.

Other than as stated herein, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended December 31, 2008 is set forth in the table below:

Fee Category	Fiscal year ended Dec. 31, 2007	Fiscal year ended Dec. 31, 2008
Audit fees (1)	$50,000	$50,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$50,000	$50,000

(1)

Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following Exhibits are being filed with this Annual Report on Form 10-K:

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Shuangji Cement Ltd

/s/ Wenji Song
Wenji Song (Chairman and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

China Shuangji Cement Ltd.

Date: May 12, 2009	By:	/s/ Wenji Song
Wenji Song (Chairman and President)

	By:	/s/ Jun Song
Jun Song (Director and Chief Executive Officer)

	By:	/s/ Bo Wu
Bo Wu (Director and Secretary)

	By:	/s/ Linxin Cui
Linxin Cui (Director)

	By:	/s/ Shoucheng Yuan
Shoucheng Yuan (Director)

	By:	/s/ Hongcheng Liu
Hongcheng Liu (Chief Financial Officer)