Form 10-Q
period 2009-03-31
China Shuangji Cement Ltd.
filed 2009-05-20
CIK 1375494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [  ] (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At May 15, 2009, 6,733,042 shares of the Registrant's Common Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

PAGE

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and

December 31, 2008 (audited)

F1

Consolidated Statements of Income for the Three Month Periods Ended

March 31, 2009 and 2008 (unaudited)

F2

Consolidated Statements of Cash Flows for the Three Month Periods Ended

March 31, 2009 and 2008 (unaudited)

F3

Notes to Consolidated Financial Statements (unaudited)

F4

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
Current Assets:	2009 (unaudited)	2008 (audited)
Cash	$ 516,639	$ 504,599
Accounts receivables, less allowance for doubtful accounts	3,905,866	3,736,085
Other receivables	6,188,669	9,028,968
Advances to suppliers	2,436	2,433
Inventory	11,564,642	12,968,001
Total current assets	22,178,252	26,240,086
Fixed Assets:
Land use rights	3,128,982	3,125,056
Mining rights	1,553,357	1,551,408
Buildings	3,880,911	3,880,911
Equipment	8,816,612	8,508,827
Vehicles	48,584	48,584
Construction in progress	1,366,478	197,596
Total fixed assets	18,794,924	17,312,382
Less accumulated depreciation and amortization	4,972,518	4,557,771
Net fixed assets	13,822,406	12,754,611
Other Assets:
Long term receivable	1,210,187	1,177,166
Loans receivable	1,019,511	1,018,232
Total other assets	2,229,698	2,195,398
Total Assets	$ 38,230,356	$ 41,190,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - banks	$ 1,226,047	$ 1,953,988
Accounts payable	3,295,540	3,578,122
Advances from customers	718,673	717,771
Accrued liabilities	572,181	951,821
Other liabilities	529,379	3,032,096
Shareholder loan	49,220	49,220
Total current liabilities	6,390,840	10,283,018

Stockholders’ Equity:
Preferred stock – authorized, 100,000,000 shares, $.0001 par value;
20,250,000 shares issued and outstanding	2,025	2,025
Common stock – authorized, 100,000,000 shares, $.0001 par value;
6,733,042 shares issued and outstanding	6,733	6,733
Capital in excess of par value	2,366,761	2,366,761
Retained Earnings	31,553,030	30,736,148
Earnings appropriated for statutory reserves	1,205,931	1,205,931
Accumulated other comprehensive loss	(3,294,964)	(3,410,521)
Total Stockholders’ equity	31,839,516	30,907,077
Total Liabilities and Stockholders’ Equity	$ 38,230,356	$ 41,190,095

The accompanying notes are an integral part of these financial statements.

F1

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Month Periods Ended March 31,

(unaudited)

	2009	2008

Sales	$11,499,100	$11,636,924
Cost of Sales	10,099,534	9,702,766
Gross Profit	1,399,566	1,934,158

Selling and Administrative Expenses	302,185	281,907

Operating Income	1,097,381	1,652,251

Other Income (Expense):
Subsidy Income	-	167,465
Other Income	13,046	-
Interest Expense	(51,616)	(553,348)
Other Expense	-	(76)

Income Before Income Taxes	1,058,811	1,266,292

Provision for Income Taxes:
Current Provision	241,930	387,185

Net Income for the Period	816,881	879,107

Other Comprehensive Income (Loss) income (loss)

On foreign currency conversion	115,557	(187,102)

Total Comprehensive Income	$ 932,438	$ 692,005

Earnings per share – basic and diluted	$.12	$.13

Weighted Average Number of Shares Outstanding	6,733,042	6,733,042

The accompanying notes are an integral part of these financial statements.

F2

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31,

(unaudited)

	2009	2008
CASH FLOWS FROM OPERATIONS:
Net income	$ 816,882	$ 879,107
Adjustments to reconcile net income to net cash provided by
operating activities:
Charges and credits not involving the use of cash:
Depreciation and amortization	409,580	636,014
Amortization of deferred interest	-	74,401
Changes in assets and liabilities:
Increase in accounts receivable	(165,313)	(798,021)
Decrease in other receivables	2,855,522	23,703
Increase in advances to suppliers	-	(116,926)
Increase in subsidy receivable	-	(6,829)
Decrease (increase) in inventory	1421,581	(181,180)
Increase (decrease) in accounts payable	(264,526)	16,734
Increase in advances from customers	-	85,805
Decrease in other payables	(2,455,162)	(192,440)
Decrease in accrued liabilities	(381,353)	(463,529)
	_________	_________
Net Cash Provided (Consumed) By Operating Activities	2,237,211	(43,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(292,556)	(287,243)
Expenditures for construction in progress	(1,170,224)	-
Collections of business loans	-	102,686
Increase in long term receivables	(31,586)	-
Net Cash Consumed By Investing Activities	(1,494,366)	(184,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank loans	-	626,049
Repayments of bank loans	(731,390)	-

Net Cash Provided (Consumed) By Financing Activities	(731,390)	626,049

Effect on cash of foreign exchange conversion	585	(187,102)
Net change in cash	12,040	211,229
Cash balance, beginning of period	504,599	802,211
Cash balance, end of period	$ 516,639	$ 1,013,440

The accompanying notes are an integral part of these financial statements.

F3

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of China Shuangji Cement, Ltd. (“the Company”) as of March 31, 2009 and 2008, and for the three month periods ended March 31, 2009 and 2008, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008.

As indicated in Note 3, subsequent to March 31, 2009 there was a reverse stock split.  Accordingly, wherever common shares are presented in these financial statements they have been adjusted to a post-split basis.

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

Cash paid for interest during the three month periods ended March 31, 2009 and 2008 was $51,616 and $475,771, respectively. Cash paid for income taxes during the same three month periods was $260,437 and $287,195, respectively. There were no noncash investing or financing transactions during either of these periods.

3.

SUBSEQUENT EVENTS

a.  On April 15, 2009, Zhaoyuan Shuangji Co., Ltd., the subsidiary that operates in China (Zhaoyuan Shuangji), concluded a joint venture agreement with Longkou Bahai Cement Co. Ltd (Bahai) under which Zhaoyuan Shuangji became a 51% owner of a new company, Longkou Shuangji Cement Co. Ltd. (Longkou). Longkou was formed by the contribution of $1,460,800 in cash by Zhaoyuan Shuangji and a contribution by Bahai of $292,000 in cash and the equipment formerly used by Bahai to operate a cement factory in Shandong Province. The joint venture has an annual capacity to produce 500,000 tons of cement, and will also operate in Shandong Province.

F4

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

3.

SUBSEQUENT EVENTS (CONT’D)

b.  On April 16, 2009, the Company effected a reverse split of Company common stock under which shareholders will receive one share of common stock for every four shares currently owned. This split reduced the outstanding common shares to 6,733,042.

c.  On April 1, 2009, the Board of Directors authorized the issuance of 550,000 shares of Company Series 2008 preferred stock to three entities in return for services. On that same date, the Board also approved the issuance of 306,250 shares of Company Series 2008 preferred stock to our largest shareholder, which is a company controlled by the Company president, in return for cancellation of $49,000 of advances that had been made to the Company.

F5

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Please refer to our Form 10-K filed with the SEC on May 13, 2009 for a more complete description of the risks associated with our company and business.

All statements other than historical facts included in this Form, including without limitation, statements under "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete equity and debt financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are currently organized using an offshore holding structure commonly used by foreign investors with operations in China. As a Delaware corporation, we wholly-own Chine Holdings Ltd., a British Virgin Island corporation, which owns Jili Zhaoyuan Investment Consulting Co., Ltd., a Wholly Foreign Owned Entity (WFOE) formed under the laws of the Peoples Republic of China. Through contractual agreements in place between our affiliates and other commonly controlled entities, we control an operating cement company Zhaoyuan Shuangji Co. Ltd, a PRC company. However, our control is subject to certain risks and uncertainties. See “Item 1A Risk Factors” in our 2008 Form 10-KSB”. Zhaoyuan Shuangji Co. Ltd, the operating PRC entity, produces high-grade cement to the industrial sectors in the PRC and internationally.

Unless otherwise indicated or the context otherwise requires, all references below in this Current Report on Form 10-Q to “we,” “us” and the “Company” are to China Shuangji Cement Ltd., a Delaware corporation, together with our subsidiaries, Chine Holdings Inc.,  Jili Zhaoyuan Investment Consultation Co., Ltd., a WOFE, and Zhaoyuan Shuangji Co. Ltd., the operating PRC company. Specific discussions or comments relating only to China Shuangji Cement Ltd. will reference “China Shuangji”, those relating only to Chine Holdings Inc. will reference “Chine Holdings”, those relating only to Jili Zhaoyuan Investment Consulting Co., Ltd. will reference “JZIC”, and those relating only to Zhaoyuan Shuangji Co. Ltd. will reference “Zhaoyuan Shuangji.”

Results of Operations

We are currently building a new 1 million metric ton cement plant outside Zhaoyuan City to replace the old Zhaoyuan plant and will be completed in July 2009. In addition, on April 15, 2009, we acquired fifty-one percent of a joint venture that owns in a 300,000 metric ton plant in nearby Longkou, Shandong. We plan to upgrade that capacity to 500,000 metric tons by July 2009.  Due to the closure of the old Zhaoyuan plant we have experienced a 7.14% decrease in tonnage production during the first three months of 2009 from the prior period.

We foresee positive business sales in the fiscal second quarter and beyond due to a Chinese government decision to shut down a collection of small cement plants by the end of 2010 and from the recently announced 4 trillion RMB stimulus program by the PRC government.  We expect that this program will result in increased demand for cement and may increase commodity price for cement.

China's cement output is forecast to grow 10% per annum between 2008 and 2010. Due to the regulatory guidance of "eliminating old capacity before establishing capacity", growth of new cement production capacity may somehow slow down in the next few years, and it may even result in supply shortage in some regional markets at some stage. Overall cement prices are expected to climb steadily upwards, due to factors such as supply-demand structure, and higher costs of coal and electricity. Organic growth of the cement industry in PRC should be able to deliver satisfactory operating results in the coming years.

The Chinese government has mandated the elimination of 250 million tons of outdated cement production capacity by 2010, so it is expected that industry consolidation will accelerate and market shares and industry profits will be further concentrated to strong companies. There are close to 300 cement plants to be closed in Shandong Province.  Therefore, we expect that additional value will be created by acquisition opportunities due to this industry consolidation.

Three Month Period Ended March 31, 2009 Compared to Three Month Period Ended March 31, 2008.

Sales. Revenues for the three month period ended March 31, 2009 decreased $137,824, or 1.18%, from $11,636,924 to $11,499,100 for the comparable period in 2008.  During the 2009 period, our cement sales decreased approximately 1.78% from 309,781 metric tons to 304,276 metric tons from the prior period, and our cement production decreased 7.14% from 309,768 metric tons to 287,645 metric tons from the prior period. This decrease tonnage was due to the shutdown and relocation of the Zhaoyuan plant as mentioned above. The decrease in revenues is due to the loss of production from the Zhaoyuan plant which was offset partially by sales from inventory.

Cost of Sales. The cost of sales for the three month period ended March 31, 2009 increased $396,768, or 4.09%, to $10,099,534 from $9,702,766 for the comparable period in 2008. The increase was due to the higher production costs, principally coal and electrical power, for our cement products, along with higher production levels. Cost of sales as a percentage of total sales was 87.8% for the 2009 period compared with 83.4% for the comparable 2008 period.

The difference represents an increase of 4.4% which is due to the higher production costs which were not offset by higher product prices.

Gross Profit. Gross profit for the three month period ended March 31, 2009 decreased $534,592 or 27.64%, from $1,934,158 to $1,399,566 for the comparable period in 2008. The decrease is due to the reasons discussed above.

Selling and Administrative Expenses for the three month period ended March 31, 2009 increased $20,278, or 7.19%, from $281,907 to $302,185 for comparable period in 2008. This increase is due principally to higher salaries and benefits which were paid to management in 2009.

Operating Income. Operating income was $1,097,381 for the three month period ended March 31, 2009 compared with $1,652,251 for the three month period ended March 31, 2008, representing a 33.6% decrease. The decrease in operating income for the 2009 period is due to the decrease in gross profit and an increase in selling and administrative expenses, both of which are discussed above.

Other Income (Expense). During the 2009 period, we had no subsidy income compared to the $167,465 subsidy income for the comparable period in 2008. During the last two fiscal years, we are eligible for refund of value added taxes under a materials utilization program of the Shandong Economic and Trades Commission. This program encourages use in the manufacturing process of materials which might otherwise be discarded. It is available only for production at the Zhaoyuan plant and will continue into 2009.  Interest expense, which represents interest on outstanding loans, for the three month period ended March 31, 2009 was $51,616 compared to $553,348 for the three month period ended March 31, 2008. The decrease of $501,732, or 90.7% is due to the forgiveness of a $13,395,095 loan by our major lending bank which occurred during the fiscal 2008 year as a result of the relocation of our Zhaoyuan plant.

Income Before Income Taxes. Income before income taxes was $1,058,811 for the three month period ended March 31, 2009, compared to income before income taxes of $1,266,292 for the three month period ended March 31, 2008. The decrease of $207,481 was due to the reasons discussed above.

Provision for Income Taxes. Income taxes decreased $145,255, or 37.5%, to $241,930 for the three month period ended March 31, 2009, compared to $387,185 for the three month period ended March 31, 2008. The decrease is primarily due to a decrease in net income which is discussed above.

Net Income. Net income was $816,881 for the three month period ended March 31, 2009, compared to $879,107 for the three month period ended March 31, 2008, a decrease of $62,226, or 7.08%.

Earning per share-(basic and diluted) applicable to our common stock was $0.12 per share for the three month period ended March 31, 2009 compared with $0.13 for the three month period ended March 31, 2008.

On April 1, 2009, our Board of Directors authorized and approved the issuance to an aggregate 550,000 shares of its restricted Series 2008 Preferred Stock at $0.16 per share in exchange for consulting services rendered by three consultants and to be rendered to us.

On April 1, 2009, our Board of Directors authorized and approved the issuance to an aggregate 306,250 shares of its restricted Series 2008 Preferred Stock at $0.16 per share to China Shuangji Cement Holdings Ltd., our largest shareholder, for a repayment of a $49,000 shareholder loan made to us.

Liquidity and Capital Resources

As of March 31, 2009, we had current assets of $22,178,252, compared with $26,240,086 as of December 31, 2008. Our working capital as of March 31, 2009 was $15,787,412 compared with working capital of $15,957,068 as of December 31, 2008.

We have historically financed our operations from bank loans and cash flow from operations.

Net cash provided by operating activities was $2,237,211 for the three months period ended March 31, 2009, compared to net cash consumed of $43,161 for the three months period ended March 31, 2008, an improvement of $2,280,372.

Net cash consumed by investing activities of $1,494,366 for the three months period ended March 31, 2009 was primarily related to the construction of the new Zhaoyuan plant and purchases of fixed assets. Net cash consumed by investing activities of $184,557 for the three months period ended March 31, 2008 was related to purchases of fixed assets offset by the collection of business loans.

Net cash consumed by financing activities of $731,390 for the three months period ended March 31, 2009 was primarily related to the repayment of bank loans. Net cash provided by financing activities of $626,049 for the three months period ended March 31, 2009 was related to the borrowings under bank loans.

Among the assets acquired in 2002 with the Zhaoyuan cement plant was a $1,097,897 receivable from a brick manufacturing company, which at one time had been an affiliate of the Zhaoyuan cement factory. The Company and the brick manufacturing company have informally agreed that this debt will be satisfied by the delivery of bricks with a value equal to the amount of the debt. The delivery of bricks would occur at a time when they are needed by us for capital expansion, which management expects will occur during the next one to two years. Partial payments of this receivable were received during 2007 and 2008.

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

Our functional currency is China’s RMB and our reporting currency is U.S. dollars. The Company’s assets & liabilities are translated into U.S. dollars at the year-end exchange rates. The PRC government fixed the exchange rate at 8.2765 RMB per US$1.00 through July 2005. The PRC adopted a floating rate in July 2005 and the exchange rates on December 31, 2007 and 2008 were 7.3141 RMB, and 6.8542 per US$1.00, respectively, and on March 31, 2008 and 2009 were 7.0124 RMB, and 6.8330 per US$1.00, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not previously engaged in any significant transactions that are subject to the restrictions.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On March 2, 2009, we filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission which related to the amendment of our Articles of Incorporation by reverse splitting our outstanding common stock on a ratio of one (1) for four (4) as of the record date of March 2, 2009. On February 16, 2009, (i) our Board of Directors unanimously adopted the action and recommended the action be submitted to a shareholder vote, and (ii) our largest shareholder (that owns a majority of our outstanding common stock) pursuant a special shareholders meeting approved the action. No other votes were solicited. We filed the amendment to our Articles of Incorporation with the Delaware Secretary of State on April 16, 2009.

Item 6. Exhibits

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

China Shuangji Cement Ltd.

Date: May 20, 2009	By:	/s/ Jun Song
Jun Song (Chief Executive Officer)

	By:	/s/ Hongcheng Liu
Hongcheng Liu (Chief Financial Officer)