Form 10-Q
period 2009-06-30
China Shuangji Cement Ltd.
filed 2009-08-19
CIK 1375494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

At August 15, 2009, 26,983,096 shares of the Registrant's Common Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

PAGE

Consolidated Balance Sheets as of June 30, 2009 (unaudited) and

December 31, 2008 (audited)

F1

Consolidated Statements of Income for the Six Month Periods Ended

June 30, 2009 and 2008 (unaudited)

F2

Consolidated Statements of Income for the Three Month Periods Ended

June 30, 2009 and 2008 (unaudited)

F3

Consolidated Statements of Cash Flows for the Six Month Periods Ended

June 30, 2009 and 2008 (unaudited)

F4

Notes to Consolidated Financial Statements (unaudited)

F5

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)	(unaudited)
Cash	$ 616,670	$ 504,599
Accounts receivables, less allowance for doubtful accounts	4,033,572	3,736,085
Other receivables	6,752,194	9,028,968
Advances to suppliers	2,432	2,433
Inventory	12,252,336	12,968,001
Total current assets	23,657,204	26,240,086
Fixed Assets:
Land use rights	3,129,347	3,125,056
Mining rights	1,553,539	1,551,408
Buildings	3,880,911	3,880,911
Equipment	9,209,394	8,508,827
Vehicles	48,584	48,584
Construction in progress	4,726,853	197,596
Total fixed assets	22,548,628	17,312,382
Less accumulated depreciation and amortization	4,869,805	4,557,771
Net fixed assets	17,678,823	12,754,611
Other Assets:
Long term receivable	1,178,782	1,177,166
Loans receivable	1,019,631	1,018,232
Total other assets	2,198,413	2,195,398
Total Assets	$ 43,534,440	$ 41,190,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - banks	$ 944,723	$ 1,953,988
Accounts payable	3,546,754	3,578,122
Advances from customers	718,757	717,771
Accrued liabilities	1,505,687	951,821
Other liabilities	2,326,050	3,032,096
Shareholder loan	2,220	49,220
Non controlling interest	1,428,934	-
Total current liabilities	10,473,125	10,283,018

Stockholders’ Equity:
Preferred stock – authorized, 100,000,000 shares, $.0001 par value;
20,250,000 shares issued and outstanding	2,025	2,025
Common stock – authorized, 100,000,000 shares, $.0001 par value;
6,733,042 shares issued and outstanding	6,733	6,733
Capital in excess of par value	2,366,761	2,366,761
Retained Earnings	32,680,104	30,736,148
Earnings appropriated for statutory reserves	1,205,931	1,205,931
Accumulated other comprehensive loss	(3,200,239)	(3,410,521)
Total Stockholders’ equity	33,061,315	30,907,077
Total Liabilities and Stockholders’ Equity	$ 43,534,440	$ 41,190,095

The accompanying notes are an integral part of these financial statements.

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Six Month Periods Ended June 30,

(unaudited)

	2009	2008

Sales	$25,146,528	$27,190,427
Cost of Sales	21,948,606	23,453,639
Gross Profit	3,197,922	3,736,788

Selling and Administrative Expenses	466,888	455,880

Operating Income	2,731,034	3,280,908

Other Income (Expense):
Subsidy Income	-	169,905
Other Income	13,258	-
Interest Expense	(74,314)	(938,358)
Other Expense	-	(632)
	(61,056)	(769,085)
Non Controlling Interest	(25,271)	-

Income Before Income Taxes	2,644,707	2,511,823

Provision for Income Taxes:
Current Provision	700,751	743,237
	_________	_________
Net Income for the Period	1,943,956	1,768,586

Other Comprehensive Income (Loss)
On foreign currency conversion	210,282	(362,023)

Total Comprehensive Income	$ 2,154,238	$ 1,406,563

Earnings per share – basic and diluted	$.29	$.26

Weighted Average Number of Shares Outstanding	6,733,042	6,733,042

The accompanying notes are an integral part of these financial statements.

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Month Periods Ended June 30,

(unaudited)

	2009	2008

Sales	$13,647,428	$15,553,503
Cost of Sales	11,849,072	13,750,873
Gross Profit	1,798,356	1,802,630

Selling and Administrative Expenses	164,703	173,973

Operating Income	1,633,653	1,628,657

Other Income (Expense):
Subsidy Income	-	2,440
Other Income	212	-
Interest Expense	(22,698)	(385,010)
Other Expense	-	(556)
	(22,486)	(383,126)
Non Controlling Interest	(25,271)	-

Income Before Income Taxes	1,585,896	1,245,531

Provision for Income Taxes:
Current Provision	458,821	356,052

Net Income for the Period	1,127,075	889,479

Other Comprehensive Income (Loss)
On foreign currency conversion	94,725	(174,921)

Total Comprehensive Income	$ 1,221,800	$ 714,558

Earnings per share – basic and diluted	$.17	$.13

Weighted Average Number of Shares Outstanding	6,733,042	6,733,042

The accompanying notes are an integral part of these financial statements.

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2008 and 2008

(unaudited)

		2008
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$ 1,943,956	$ 1,768,586
Adjustments to reconcile net income to net cash provided by operating activities:
Charges and credits not involving the use of cash:
Depreciation and amortization	555,293	993,503
Amortization of deferred interest	-	320,742
Non-controlling interest in net income of subsidiary	25,271	-
Changes in assets and liabilities:
Increase in accounts receivable	(210,114)	(756,236)
Decrease (increase) in other receivables	3,204,997	(281,305)
Decrease (increase) in advances to suppliers	-	(95,760)
Decrease (increase) in subsidy receivable	-	(10,575)
Increase in inventory	203,693	(1,166,931)
Increase (decrease) in accounts payable	(111,576)	(1,334,356)
Increase (decrease) in advances from customers	-	108,312
Increase (decrease) in other payables	(726,300)	(164,957)
Decrease in accrued liabilities	(349,556)	(461,395)
	_________	_________
Net Cash Consumed By Operating Activities	4,535,665	(1,080,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of acquisition of Longkou	(569,906)	-
Purchases of fixed assets	(5,406,804)	(358,128)
Cash acquired in acquisition	9,642
Additions to business loans	-	(18,572)
Repayments of business loans	-	102,686
Net Cash Consumed By Investing Activities	(5,967,068)	(274,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank loans	-	2,345,491
Repayment of bank loans	(1,012,180)	-
Cash proceeds of inventory sale	673,980	-
Cash proceeds of equipment sale	1,877,693	-
Net Cash Provided By Financing Activities	1,539,493	2,345,491

Effect on cash of foreign exchange conversion	3,981	(362,023)
Net change in cash	112,071	629,082
Cash balance, beginning of period	504,599	802,211
Cash balance, end of period	$ 616,670	$ 1,431,293

The accompanying notes are an integral part of the financial statements.

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of China Shuangji Cement, Ltd. (“the Company”) as of June 30, 2009 and 2008, and for the six month periods ended June 30, 2009 and 2008, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

Cash paid for interest during the six month periods ended June 30, 2009 and 2008 was $74,314 and $617,616, respectively. Cash paid for income taxes during the same six month periods was $642,717 and $748,809, respectively. There were no noncash investing or financing transactions during either of these periods.

3.

ACQUISITION

On April 15, 2009, Zhaoyuan Shuangji Co., Ltd. (“Zhaoyuan Shuangji”), the subsidiary that operates in China, concluded a joint venture agreement with Longkou Bahai Cement Co. Ltd (“Bahai”) under which Zhaoyuan Shuangji became a 51% owner of a new company, Longkou Shuangji Cement Co. Ltd. (“Longkou”). Longkou was formed by the contribution of $570,000 in cash by Zhaoyuan Shuangji and a contribution by Bahai of the equipment formerly used by Bahai to operate a cement factory in Shandong Province. The Company is committed to contribute an additional $891,000 to the capital of Longkou, as needed.  The new company has an annual capacity to produce 500,000 tons of cement, and will also operate in Shandong Province.

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

3.

ACQUISITION (CONT’D)

The assets of Longkou have been recorded on the books of the new company at fair market value.  The accounts of Longkou have been consolidated in these financial statements; all intercompany transactions have been eliminated.

4.

CAPITAL STOCK TRANSACTIONS AND OPTIONS

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

On April 1, 2009, our Board of Directors authorized and approved the issuance of 200,000 stock options of common shares (post-split) at $0.64 per share to Small Cap Invest Ltd. as part of a consulting agreement.

On April 16, 2009, the Company effected a reverse split of Company common stock under which shareholders will receive one share of common stock for every four shares currently owned. This split reduced the outstanding common shares to 6,733,096.  Wherever common shares are presented in these financial statements they have been adjusted to a post-split basis.

On June 14, 2009, the Board of Directors of the Company authorized and approved the conversion of 20,250,000 preferred shares that were originally issued on August 9, 2008 to 20,250,000 common shares.  As result of the conversion there will be 26,983,078 shares of the Company's Common Stock issued and outstanding.

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

Results of Operations

We are currently building a new 1 million metric ton cement plant outside Zhaoyuan City to replace the old Zhaoyuan plant and will be completed in late third quarter 2009. In addition, on April 15, 2009, we acquired fifty-one percent of a joint venture that owns in a 300,000 metric ton plant in nearby Longkou, Shandong and plan to upgrade that capacity to 500,000 metric tons.

We foresee positive business sales in the fiscal third quarter and beyond due to a Chinese government decision to shut down a collection of small cement plants by the end of 2010 and from the recently announced 4 trillion RMB stimulus program by the PRC government.  We expect that this program will result in increased demand for cement and may increase commodity price for cement.

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

Three month Period Ended June 30, 2009 Compared to Three month Period Ended June 30, 2008.

Sales. Revenues for the three month period ended June 30, 2009 decreased $1,906,075, or 12.25%, from $15,553,503 to $13,647,428 for the comparable period in 2008.  During the 2009 period, our cement sales decreased approximately 10.74% from 418,800 metric tons to 373,800 metric tons from the prior period, and our cement production decreased 9.42% from 413,880 metric tons to 374,890 metric tons from the prior period. This decrease tonnage was due to the shutdown and relocation of the Zhaoyuan plant as mentioned above.  The decrease in revenues is due to the loss of production from the Zhaoyuan plant which was offset partially by sales from inventory and production from the new Longkou Cement plant.

Cost of Sales. The cost of sales for the three month period ended June 30, 2009 decreased $1,901,801, or 13.83%, from $13,750,873 to $11,849,072 for the comparable period in 2008. The decrease was due to the lower production levels. Cost of sales as a percentage of total sales was 86.8% for the 2009 period compared with 88.4% for the comparable 2008 period.

Gross Profit. Gross profit for the three month period ended June 30, 2009 decreased $4,274 or 0.24%, from $1,802,630 to $1,798,356 for the comparable period in 2008. The decrease is due to the reasons discussed above.

Selling and Administrative Expenses for the three month period ended June 30, 2009 decreased $9,270, or 5.33%, from $173,973 to $164,703 for comparable period in 2008.

Operating Income. Operating income was $1,633,653 for the three month period ended June 30, 2009 compared with $1,628,657 for the three month period ended June 30, 2008, representing a 0.31% increase. The increase in operating income for the 2009 period is due to a lower decrease in gross profit and an increase in selling and administrative expenses, both of which are discussed above.

Other Income (Expense). During the 2009 period, we had no subsidy income compared to the $2,440 subsidy income for the comparable period in 2008. During the last two fiscal years, we are eligible for refund of value added taxes under a materials utilization program of the Shandong Economic and Trades Commission. This program encourages use in the manufacturing process of materials which might otherwise be discarded. It is available only for production at the Zhaoyuan plant and will continue into 2009.  Interest expense, which represents interest on outstanding loans, for the three month period ended June 30, 2009 was $22,698 compared to $385,010 for the three month period ended June 30, 2008. The decrease of $362,312, or 94.1% is due to the forgiveness of a $13,395,095 loan by our major lending bank which occurred during the fiscal 2008 year as a result of the relocation of our Zhaoyuan plant.

Income Before Income Taxes. Income before income taxes was $1,585,896 for the three month period ended June 30, 2009, compared to income before income taxes of $1,245,531 for the three month period ended June 30, 2008. The increase of $340,365, or 27.3%, was due to the reasons discussed above.

Provision for Income Taxes. Income taxes increased $102,769, or 28.9%, to $458,821 for the three month period ended June 30, 2009, compared to $356,052 for the three month period ended June 30, 2008. The increase is primarily due to a increase in net income which is discussed above.

Net Income. Net income was $1,127,075 for the three month period ended June 30, 2009, compared to $889,479 for the three month period ended June 30, 2008, an increase of $237,596, or 26.7%.

Earning per share-(basic and diluted) applicable to our common stock was $0.17 per share for the three month period ended June 30, 2009 compared with $0.13 for the three month period ended June 30, 2008.

Six month Period Ended June 30, 2009 Compared to Six month Period Ended June 30, 2008.

Sales. Revenues for the six month period ended June 30, 2009 decreased $2,043,899, or 7.52%, from $25,146,528 to $27,190,427 for the comparable period in 2008.  During the 2009 period, our cement sales decreased approximately 6.93% from 728,600 metric tons to 678,100 metric tons from the prior period, and our cement production decreased 8.44% from 723,640 metric tons to 662,540 metric tons from the prior period. This decrease tonnage was due to the shutdown and relocation of the Zhaoyuan plant as mentioned above. The decrease in revenues is due to the loss of production from the Zhaoyuan plant which was offset partially by sales from inventory and production from the new Longkou Cement plant.

Cost of Sales. The cost of sales for the six month period ended June 30, 2009 decreased $1,505,033, or 6.42%, from $23,453,639 to $21,948,606 for the comparable period in 2008. The decrease was due to the lower production levels. Cost of sales as a percentage of total sales was 87.3% for the 2009 period compared with 86.3% for the comparable 2008 period.

Gross Profit. Gross profit for the six month period ended June 30, 2009 decreased $538,866 or 14.42%, from $3,736,788 to $3,197,922 for the comparable period in 2008. The decrease is due to the reasons discussed above.

Selling and Administrative Expenses for the six month period ended June 30, 2009 increased $11,008, or 2.41%, from $466,888 to $455,880 for comparable period in 2008. This increase is due principally to higher salaries and benefits which were paid to management in 2009.

Operating Income. Operating income was $2,731,034 for the six month period ended June 30, 2009 compared with $3,280,908 for the six month period ended June 30, 2008, representing a 16.76% decrease. The decrease in operating income for the 2009 period is due to the decrease in gross profit and an increase in selling and administrative expenses, both of which are discussed above.

Other Income (Expense). During the 2009 period, we had no subsidy income compared to the $169,905 subsidy income for the comparable period in 2008. During the last two fiscal years, we are eligible for refund of value added taxes under a materials utilization program of the Shandong Economic and Trades Commission. This program encourages use in the manufacturing process of materials which might otherwise be discarded. It is available only for production at the Zhaoyuan plant and will continue into 2009.  Interest expense, which represents interest on outstanding loans, for the six month period ended June 30, 2009 was $74,314 compared to $938,358 for the six month period ended June 30, 2008. The decrease of $864,044, or 92.1% is due to the forgiveness of a $13,395,095 loan by our major lending bank which occurred during the fiscal 2008 year as a result of the relocation of our Zhaoyuan plant.

Income Before Income Taxes. Income before income taxes was $2,644,707 for the six month period ended June 30, 2009, compared to income before income taxes of $2,511,823 for the six month period ended June 30, 2008. The increase of $132,884, or 5.29%, was due to the reasons discussed above.

Provision for Income Taxes. Income taxes decreased $175,370, or 5.72%, to $700,751 for the six month period ended June 30, 2009, compared to $743,237 for the six month period ended June 30, 2008. The decrease is primarily due to a decrease in net income during the period which is discussed above.

Net Income. Net income was $1,943,956 for the six month period ended June 30, 2009, compared to $1,768,586 for the six month period ended June 30, 2008, an increase of $175,370, or 9.92%.

Earning per share-(basic) applicable to our common stock was $0.29 per share for the six month period ended June 30, 2009 compared with $0.26 for the six month period ended June 30, 2008.

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

On April 1, 2009, our Board of Directors authorized and approved the issuance of 200,000 stock options of common shares (post-split) at $0.64 per share to Small Cap Invest Ltd. as part of a consulting agreement.

On April 16, 2009, we filed a Certificate of Amendment to the Certificate of Incorporation reflecting a reverse split of our common shares and such change was filed with the Delaware Secretary of State.  The action was effected by the written consent of a majority of our shareholders. On March 4, 2009, our board of directors adopted the action, and authorized submitting such action to a vote of our shareholders. The reverse split of Company common stock resulted in shareholders receiving one share of common stock for every four shares owned. The split reduced the outstanding common shares to 6,733,096.  Common shares are presented in the financial statements have been adjusted to a post-split basis.

Effective April 22, 2009, the Company was issued a new ticker symbol of “CSGJ” for the four (4) to one (1) reverse split of all outstanding common shares.  The reverse split of the Company’s issued and outstanding common shares is payable upon surrender of existing certificates to the Company’s transfer agent and any resulting fractional shares were rounded up to whole share.

On June 14, 2009, the Board of Directors of the Company authorized and approved the conversion of 20,250,000 preferred shares that were originally issued on August 9, 2008 to 20,250,000 common shares.  As result of the conversion there will be 26,983,078 shares of the Company's Common Stock issued and outstanding.

Liquidity and Capital Resources

As of June 30, 2009, we had current assets of $23,657,204, compared with $26,240,086 as of December 31, 2008. Our working capital as of June 30, 2009 was $13,184,079 compared with working capital of $15,957,068 as of December 31, 2008.

We have historically financed our operations from bank loans and cash flow from operations.

Net cash provided by operating activities was $4,535,665 for the six months period ended June 30, 2009, compared to net cash consumed of $1,080,372 for the six months period ended June 30, 2008, an improvement of $5,616,037.

Net cash consumed by investing activities of $5,967,068 for the six months period ended June 30, 2009 was primarily related to the acquisition of the Longkou plant, construction of the new Zhaoyuan plant, and purchases of fixed assets. Net cash consumed by investing activities of $274,014 for the six months period ended June 30, 2008 was related to additions to business loans.

Net cash provided by financing activities of $1,539,493 for the six months period ended June 30, 2009 was primarily related to proceeds from inventory and equipment sales less repayment of bank loans. Net cash provided by financing activities of $2,345,491 for the six months period ended June 30, 2008 was related to the borrowings under bank loans.

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

Our functional currency is China’s RMB and our reporting currency is U.S. dollars. The Company’s assets & liabilities are translated into U.S. dollars at the year-end exchange rates. The PRC government fixed the exchange rate at 8.2765 RMB per US$1.00 through July 2005. The PRC adopted a floating rate in July 2005 and the exchange rates on December 31, 2007 and 2008 were 7.3141 RMB, and 6.8542 per US$1.00, respectively, and on June 30, 2008 and 2009 were 6.8553 RMB, and 6.8315 per US$1.00, respectively.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting during the three month period ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

China Shuangji Cement Ltd.

Date: August 19, 2009	By:	/s/ Jun Song
Jun Song (Chief Executive Officer)

	By:	/s/ Hongcheng Liu
Hongcheng Liu (Chief Financial Officer)