Form 10-Q
period 2009-09-30
China Shuangji Cement Ltd.
filed 2009-11-23
CIK 1375494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

At September 30, 2009, 26,983,042 shares of the Registrant's Common Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

PAGE

Consolidated Balance Sheets as of September 30, 2009 (unaudited) and

December 31, 2008 (audited)

F1

Consolidated Statements of Income for the Three Month Periods Ended

September 30, 2009 and 2008 (unaudited)

F3

Consolidated Statements of Income for the Nine Month Periods Ended

September 30, 2009 and 2008 (unaudited)

F2

Consolidated Statements of Cash Flows for the Nine Month Periods Ended

September 30, 2009 and 2008 (unaudited)

F4

Notes to Consolidated Financial Statements (unaudited)

F5

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS	September 30,	December 31,
Current Assets:	2009	2008
	(unaudited)	(audited)
Cash	$ 556,571	$ 504,599
Accounts receivables, less allowance for doubtful accounts	4,087,247	3,736,085
Other receivables	7,007,403	9,028,968
Advances to suppliers	2,434	2,433
Inventory	12,580,174	12,968,001
Total current assets	24,233,829	26,240,086
Fixed Assets:
Land use rights	3,132,643	3,125,056
Mining rights	1,555,175	1,551,408
Buildings	3,880,911	3,880,911
Equipment	9,998,355	8,508,827
Vehicles	48,584	48,584
Construction in progress	4,731,830	197,596
Total fixed assets	23,347,498	17,312,382
Less accumulated depreciation and amortization	5,182,059	4,557,771
Net fixed assets	18,165,439	12,754,611
Other Assets:
Long term receivable	1,750,399	1,177,166
Loans receivable	1,020,704	1,018,232
Total other assets	2,771,103	2,195,398
Total Assets	$ 45,170,371	$ 41,190,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - banks	$ 945,718	$ 1,953,988
Accounts payable	3,583,965	3,578,122
Advances from customers	719,514	717,771
Accrued liabilities	646,828	951,821
Other liabilities	2,341,478	3,032,096
Shareholder loan	2,220	49,220
Non controlling interest	1,549,759	-
Total current liabilities	9,789,482	10,283,018

Stockholders’ Equity:
Preferred stock – authorized, 100,000,000 shares, $.0001 par value; 0 and 20,250,000 shares issued and outstanding, respectively	-	2025
Common stock – authorized, 100,000,000 shares, $.0001 par value; 26,983,042 and 6,733,042 shares issued and outstanding, respectively	2,698	6,733
Capital in excess of par value	2,372,821	2,366,761
Retained Earnings	33,487,942	30,736,148
Earnings appropriated for statutory reserves	1,205,931	1,205,931
Accumulated other comprehensive income	(1,688,503)	(3,410,521)
Total Stockholders’ equity	35,380,889	30,907,077
Total Liabilities and Stockholders’ Equity	$ 45,170,371	$ 41,190,095

The accompanying notes are an integral part of the financial statements.

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Month Periods Ended September 30,

(unaudited)

	2009	2008

Sales	$14,160,489	$ 13,225,008
Cost of Sales	12,525,294	11,326,923
Gross Profit	1,635,195	1,898,085

Selling and Administrative Expenses	373,002	461,838

Operating Income	1,262,193	1,436,247

Other Income (Expense):
Subsidy Income	-	69,214
Other Income	(235)	1,924
Interest Expense	(22,006)	(254,893)
Other Expense	-	(103,713)
	(22,241)	(287,468)
Non Controlling Interest	(119,238)	-

Income Before Income Taxes	1,120,714	1,148,779

Provision for Income Taxes:
Current Provision	312,887	387,379

Net Income for the Period	807,827	761,400

Other Comprehensive Income (Loss)	1,511,736	77,520

Total Comprehensive Income	$ 2,319,563	$ 838,920

Earnings Per Share – basic and diluted	$.03	$.11

Weighted Average Number of Shares Outstanding	26,983,042	6,733,042

The accompanying notes are an integral part of the financial statements.

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENTS OF INCOMEAND COMPREHENSIVE INCOME

For the Nine Month Periods Ended September 30,

(unaudited)

	2009	2008

Sales	$39,307,017	$ 40,415,435
Cost of Sales	34,473,900	34,780,562
Gross Profit	4,833,117	5,634,873

Selling and Administrative Expenses	839,890	917,718

Operating Income	3,993,227	4,717,155

Other Income (Expense):
Subsidy Income	-	239,119
Other Income	13,023	1,924
Interest Expense	(96,320)	(1,193,251)
Other Expense	-	(104,345)
	(83,297)	(1,056,553)

Non Controlling Interest	(144,509))	-

Income Before Income Taxes	3,765,421	3,660,602

Provision for Income Taxes:
Current Provision	1,013,638	1,130,616

Net Income for the Period	2,751,783	2,529,986

Other Comprehensive Income Loss
On foreign currency conversion	1,722,018	(284,503)

Total Comprehensive Income	$ 4,473,801	$ 2,245,483

Earnings per share – basic and diluted	$.19	$. 38

Weighted Average Number of Shares Outstanding	14,744,031	6,733,042

The accompanying notes are an integral part of the financial statements.

CHINA SHUANGJI CEMENT, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30,

(unaudited)

	2009	2008
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$ 2,751,783	$2,529,986
Adjustments to reconcile net income to net cash provided by operating activities:
Charges and credits not involving the use of cash:
Depreciation and amortization	1,059,010	1,305,837
Non-controlling interest in net income	144,509	-
Amortization of deferred interest	-	481,112
Changes in assets and liabilities:
De crease (increase) in accounts receivable	1,043,534	(857,781)
Decrease in other receivables	2,027,990	91,848
Decrease in advances to suppliers	-	52,716
Decrease (increase) in subsidy receivable	-	(11,001)
Increase in inventory	(110,996)	(1,332,408)
Decrease in accounts payable	(78,133)	(221,402)
Increase (decrease) in advances from customers	-	(67,552)
Increase (decrease) in other payables	(780,963))	(286,562)
Decrease in accrued liabilities	(242,845)	(395,829)
	_________	_________
Net Cash Provided (Consumed) By Operating Activities	5,813,889	1,288,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of acquisition of Longkou	(569,966)	-
Purchases of fixed assets	(1,651,171)	(392,069)
Increase in construction in progress	(4,530,502)
Additions to business loans	(563,585)	(18,572)
Returns of business loans	9,642	99,704
Cash proceeds of inventory sale	673,891	-
Cash proceeds of equipment sale	1,877,693	-
Net Cash Consumed By Investing Activities	(4,753,998)	(310,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of preferred stock	-	4,250
Shareholder advance	-	30,000
Borrowings under bank loans	-	2,345,491
Repayments of bank loans	(1,012,180)	(3,229,021)
Cash received to move Zhaoyuan plant	-	4,668,057

Net Cash Consumed By Financing Activities	(1,012,180)	3,818,777

Effect on cash of foreign exchange conversion	4,261	(284,503)
Net change in cash	51,972	4,512,301
Cash balance, beginning of period	504,599	802,235
Cash balance, end of period	$ 556,571	$5,314,536

The accompanying notes are an integral part of the financial statements.

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of China Shuangji Cement, Ltd. (“the Company”) as of September 30, 2009 and 2008, and for the nine month periods ended September 30, 2009 and 2008, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

Cash paid for interest during the nine month periods ended September 30, 2009 and 2008 was $96,320 and $445,965, respectively.  Cash paid for income taxes during the same periods was $947,814 and $1,130,616, respectively.

The convertible preferred stock was converted during 2009 to 20,250,000 shares of common stock. There were no non-cash investing transactions during either of the periods presented.

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

F-5

CHINA SHUANGJI CEMENT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

3.

ACQUISITION (CONT’D)

The assets of Longkou have been recorded on the books of the new company at fair market value.  The accounts of Longkou have been consolidated in these financial statements; all intercompany transactions have been eliminated.

F-6

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are currently organized using an offshore holding structure commonly used by foreign investors with operations in China. As a Delaware corporation, we wholly-own Chine Holdings Ltd., a British Virgin Island corporation, which owns Jili Zhaoyuan Investment Consulting Co., Ltd., a Wholly Foreign Owned Entity (WFOE) formed under the laws of the Peoples Republic of China. Through contractual agreements in place between our affiliates and other commonly controlled entities, we control an operating cement company Zhaoyuan Shuangji Co. Ltd, a PRC company. However, our control is subject to certain risks and uncertainties. See “Item 1A Risk Factors” in our 2008 Form 10-K”. Zhaoyuan Shuangji Co. Ltd, the operating PRC entity, produces high-grade cement to the industrial sectors in the PRC and internationally.

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

Results of Operations

On April 15, 2009, we acquired fifty-one percent of a joint venture that owns in a 300,000 metric ton plant in nearby Longkou, Shandong.  We have upgraded that capacity to 500,000 metric tons.

We are currently building a new 1 million metric ton cement plant outside Zhaoyuan City to replace the old Zhaoyuan plant. Previously, we have stated that the cement plant in Zhaoyuan which we were required to relocate by the government would be completed by Q3 2009. This statement was based upon expectations of financing to complete this plant.  However because of the world-wide economic crisis, our fundraising activities have been curtailed.  While there can be no guarantee of success, we now anticipate to acquire such financing in early 2010.

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

Three month Period Ended September 30, 2009 Compared to Three month Period Ended September 30, 2008.

Sales. Revenues for the three month period ended September 30, 2009 increased $935,481, or 7.07%, from $13,225,008 to $14,160,489 for the comparable period in 2008.  During the 2009 period, our cement sales increased approximately 0.64% from 407,244 metric tons to 409,832 metric tons from the prior period, and our cement production decreased 0.26% from 413,880 metric tons to 414,386 metric tons from the prior period. This decrease tonnage was due to the shutdown and relocation of the Zhaoyuan plant as mentioned above.  The decrease in revenues is due to the loss of production from the Zhaoyuan plant which was offset partially by sales from inventory and production from the new Longkou Cement plant.

Cost of Sales. The cost of sales for the three month period ended September 30, 2009 increased $1,198,371, or 10.58%, from $11,326,923 to $12,525,294 for the comparable period in

2008. The increase was due to increase in raw materials. Cost of sales as a percentage of total sales was 88.45% for the 2009 period compared with 85.65% for the comparable 2008 period.

Gross Profit. Gross profit for the three month period ended September 30, 2009 decreased $262,890 or 13.85%, from $1,898,085 to $1,635,195 for the comparable period in 2008. The decrease is due to the reasons discussed above.

Selling and Administrative Expenses for the three month period ended September 30, 2009 decreased $88,836, or 19.24%, from $461,838 to $373,002 for comparable period in 2008.

Operating Income. Operating income was $1,262,193 for the three month period ended September 30, 2009 compared with $1,436,247 for the three month period ended September 30, 2008, representing a 12.12% decrease. The decrease in operating income for the 2009 period is due to decrease in gross profit which are discussed above.

Other Income (Expense). During the 2009 period, we had no subsidy income compared to the $ 69,214 subsidy income for the comparable period in 2008. During the last two fiscal years, we are eligible for refund of value added taxes under a materials utilization program of the Shandong Economic and Trades Commission. This program encourages use in the manufacturing process of materials which might otherwise be discarded. It is available only for production at the Zhaoyuan plant and will continue into 2009.  Interest expense, which represents interest on outstanding loans, for the three month period ended September 30, 2009 was $22,006 compared to $254,893 for the three month period ended September 30, 2008. The decrease of $232,887, or 91.37% is due to the forgiveness of a $13,395,095 loan by our major lending bank which occurred during the fiscal 2008 year as a result of the relocation of our Zhaoyuan plant.

Income Before Income Taxes. Income before income taxes was $1,120,714 for the three month period ended September 30, 2009, compared to income before income taxes of $1,148,779 for the three month period ended September 30, 2008. The decrease of $28,065, or 2.44%, was due to the reasons discussed above.

Provision for Income Taxes. Income taxes decreased $74,492, or 19.23%, to $312,887 for the three month period ended September 30, 2009, compared to $387,379 for the three month period ended September 30, 2008.

Net Income. Net income was $807,827 for the three month period ended September 30, 2009, compared to $761,400 for the three month period ended September 30, 2008, an increase of $46,427, or 6.10%.

Earning per share-(basic and diluted) applicable to our common stock was $ .03 per share for the three month period ended September 30, 2009 compared with $0.11 for the three month period ended September 30, 2008.

Nine Month Period Ended September 30, 2009 Compared to Nine Month Period Ended September 30, 2008.

Sales. Revenues for the Nine Month period ended September 30, 2009 decreased $1,108,418, or 2.74%, to $39,307,017 from $40,415,435 for the comparable period in 2008.  During the 2009 period, our cement production decreased approximately 1.96% from 1,109,675 metric tons to 1,087,932 metric tons from the prior period. This decrease tonnage was due to the shutdown and relocation of the Zhaoyuan plant as mentioned above partially offset by the production from the new Longkou Cement plant which commenced in 2009.  . The decrease in revenues is due to the loss of production from the Zhaoyuan plant partially offset by sales from existing inventory, and production from the new Longkou Cement plant.

Cost of Sales. The cost of sales for the Nine Month period ended September 30, 2009 decreased $306,662, or 0.88%, from $34,780,562 to $34,473,900 for the comparable period in 2008. The decrease was due to the lower production levels. Cost of sales as a percentage of total sales was 87.70% for the 2009 period compared with 86.06% for the comparable 2008 period.

Gross Profit. Gross profit for the Nine Month period ended September 30, 2009 decreased $801,756 or 14.23%, from $5,634,873 to $4,833,117 for the comparable period in 2008. The decrease is due to the reasons discussed above.

Selling and Administrative Expenses for the Nine Month period ended September 30, 2009 decreased $77,828, or 8.48%, from $917,718 to $839,890 for comparable period in 2008.

Operating Income. Operating income was $3,993,227 for the Nine Month period ended September 30, 2009 compared with $4,717,155 for the Nine Month period ended September 30, 2008, representing a 15.35% decrease. The decrease in operating income for the 2009 period is due to the decrease in gross profit and offset by a decrease in selling and administrative expenses.

Other Income (Expense). During the 2009 period, we had no subsidy income compared to the $239,119 subsidy income for the comparable period in 2008. During the last two fiscal years, we are eligible for refund of value added taxes under a materials utilization program of the Shandong Economic and Trades Commission. This program encourages use in the manufacturing process of materials which might otherwise be discarded. It is available only for production at the Zhaoyuan plant.  Interest expense, which represents interest on outstanding loans, for the Nine Month period ended September 30, 2009, was $96,320 compared to $1,193,251 for the Nine Month period ended September 30, 2008. The decrease of $1,096,931, or 91.93% is due to the forgiveness of a $13,395,095 loan by our major lending bank which occurred during the fiscal 2008 year as a result of the relocation of our Zhaoyuan plant

Income Before Income Taxes. Income before income taxes was $3,765,421 for the Nine Month period ended September 30, 2009, compared to income before income taxes of $3,660,602 for the Nine Month period ended September 30, 2008. The increase of $104,819, or 2.86%, was due to the reasons discussed above.

Provision for Income Taxes. Income taxes decreased $116,978, or 10.35%, to $1,013,638 for the Nine Month period ended September 30, 2009, compared to $1,130,616 for the Nine Month period ended September 30, 2008. The decrease is primarily due to a decrease in net income and gross profit, during the period which is discussed above.

Net Income. Net income was $2,751,783 for the Nine Month period ended September 30, 2009, compared to $2,529,986 for the Nine Month period ended September 30, 2008, an increase of $221,797, or 8.77%.

Earning per share-(basic) applicable to our common stock was $ .19 per share for the Nine Month period ended September 30, 2009 compared with $0.38 for the Nine Month period ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had current assets of $24,233,829, compared with $26,240,086 as of December 31, 2008. Our working capital as of September 30, 2009 was $14,444,347 compared with working capital of $15,957,068 as of December 31, 2008.

We have historically financed our operations from bank loans and cash flow from operations.

Net cash provided by operating activities was $5,813,889 for the nine months period ended September 30, 2009, compared to net cash provided of $1,288,964 for the nine months period ended September 30, 2008, an improvement of $ 4,524,925, primarily reflecting lower receivables.

Net cash consumed by investing activities of $4,753,998 for the nine months period ended September 30, 2009 was primarily related to the acquisition of the Longkou plant, construction of the new Zhaoyuan plant, addition to loans, and purchases of fixed assets, offset by the proceeds from sales of inventory and fixed assets. Net cash consumed by investing activities of $310,937 for the nine months period ended September 30, 2008 was related to purchase of fixed assets and additions to business loans.

Net cash consumed by financing activities of $1,012,180 for the nine months period ended September 30, 2009 represents repayment of bank loans. Net cash provided by financing activities of $ 3,818,777 for the nine months period ended September 30, 2008 was related to the borrowings under bank loans and cash received to move the Zhaoyuan plant.

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

Our functional currency is China’s RMB and our reporting currency is U.S. dollars. The Company’s assets & liabilities are translated into U.S. dollars at the year-end exchange rates. The PRC government fixed the exchange rate at 8.2765 RMB per US$1.00 through July 2005. The PRC adopted a floating rate in July 2005 and the exchange rates on December 31, 2007 and 2008 were 7.3141 RMB, and 6.8542 per US$1.00, respectively, and on September 30, 2008 and 2009 were 6.85510 RMB, and 6.8376 per US$1.00, respectively.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting during the nine month period ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 1, 2009, the Board of Directors of the Company authorized and approved the issuance of 60,000 shares restricted Common Shares at $1.33 per share to Hampton Growth LLC in exchange for investment relation services to be rendered to the Company.  The Company relied on Section 4 (2) of the Securities Act of 1933, as amended (the "Act") with respect to the shareholder.

On October 1, 2009, the Board of Directors of the Company authorized and approved the conversion of 856,250 preferred shares that were originally issued on April 1, 2009 to 856,250 common shares.

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

China Shuangji Cement Ltd.

Date: November 23, 2009	By:	/s/ Jun Song
Jun Song (Chief Executive Officer)

	By:	/s/ Hongcheng Liu
Hongcheng Liu (Chief Financial Officer)