Form 10-K
period 2009-12-31
China Shuangji Cement Ltd.
filed 2010-04-15
CIK 1375494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and ask prices of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2009 was approximately $11,384,019 based upon the closing price of the common stock ($1.50) as quoted by OTC Bulletin Board on such date.

As of April 7, 2010, there are 28,157,246 shares of common stock, par value $0.0001 issued and outstanding.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS OVERVIEW

We are a supplier of high-grade portland cement to the industrial sector in the Shandong and Hainan provinces of the People’s Republic of China (PRC). Our processed cement products are primarily purchased by the cement industry for the purpose of making the cement required for the construction of buildings, roads, and other infrastructure projects. Our products have been sold nationally (in the PRC) and internationally in 10 countries.

Our principal executive office is located at 221 Linglong Road, Zhaoyuan City, Shandong Province, China, 265400. Our telephone number is +86 535-8213217 and its facsimile number is +86-535-8231341.

Our History and Background

We were organized under the laws of the State of California on September 15, 1980, as Trans-Science Corporation. On July 14, 2000, we were acquired by Composite Solutions, Inc. (“Composite”), a company which at the time was a publicly traded Florida corporation. On October 1, 2004, Composite became insolvent and both Composite and the company ceased all operations. On October 11, 2004, Composite filed a voluntary petition for bankruptcy under Chapter 7. The case was voluntarily dismissed on November 18, 2004 and on May 5, 2005 Composite filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of California in San Diego (Case No. 05-04045). On December 4, 2006, the Bankruptcy Court approved the Plan of Reorganization proposed by Composite, the (“Plan”). Pursuant to the Plan, all creditors of Composite were paid their pro rata share of a pool of cash and their pro rata share of a pool of shares of common stock in Composite.

In addition, under the Plan we were “spun off” to the Composite’s creditors and existing shareholders. The shares were issued pursuant to Section 1145 of the Bankruptcy Code and are exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities.

During the period 2005 through October 3, 2007 the Company was involved in a search for a merger partner.  On October 3, 2007 a British Virgin Islands company named China Shuangji Cement Holdings, Ltd. (“Holdings”) purchased 16,000,000 shares of the Company’s common stock, which represented 74% of the total shares of Company stock outstanding. Holdings is owned by a group of shareholders who also own all of the equity interests of Zhaoyuan Shuangji Co. Ltd. (“Zhaoyuan Shuangji”), a cement manufacturer incorporated in the People’s Republic of China (PRC).

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

As part of a plan to effect control of Zhaoyuan Shuangji, on December 1, 2007, the Company acquired 100% of the outstanding capital stock of Chine Holdings, Ltd. (“Chine Holdings”), a British Virgin Islands corporation incorporated on June 28, 2007, from Wenji Song for an aggregate purchase price of $16,000.  At the closing of the acquisition of Chine Holdings, the Company did not pay a cash consideration of $16,000 but accounted for the purchase price in the form of a $16,000 loan.

Chine Holdings owns 100% of Jili Zhaoyuan Investment Consulting Co. Ltd. (“JZIC”), a Wholly Foreign-Owned Entity formed under the laws of the PRC on March 9, 2007.  On September 13, 2007, Chine Holdings acquired 100% of the outstanding equity of JZIC from Holdings.  As such, as of December 1, 2007, Chine Holdings is a direct wholly-owned subsidiary of the Company, and JZIC is an indirect wholly-owned subsidiary of the Company.

On August 9, 2008, an aggregate of 20,250,000 shares of Series 2008 preferred stock of the Company were issued to Wenji Song, the Company’s president and majority shareholder.  Of the 20,250,000 shares, 4,250,000 shares were issued for a purchase price of $4,250 and 16,000,000 shares of Series 2008 preferred stock were issued as consideration for the cancellation of the $16,000 loan due to Wenji Song that had been used to purchase Chine Holdings.

We are currently organized using an offshore holding structure commonly used by foreign investors with operations in China. As a Delaware corporation, we wholly-own Chine Holdings Ltd. (“Chine Holdings”), a company incorporated in the British Virgin Islands; which owns Jili Zhaoyuan Investment Consulting Co., Ltd. (“JZIC”), a Wholly Foreign-Owned Enterprise (WFOE) established under the laws of the PRC. Through contractual agreements in place between our affiliates and other commonly controlled entities, since August 2008 we have controlled  our operating cement company Zhaoyuan Shuangji Co. Ltd, a PRC company (“Zhaoyuan Shuangji”). However, our control is subject to certain risks and uncertainties. See “Item 1A Risk Factors” below. Zhaoyuan Shuangji, the operating PRC entity, produces high-grade cement to the industrial sectors in the PRC and internationally.

The abovementioned contractual arrangements are comprised of a series of agreements, including a Strategic Consulting Service Agreement and Operating Agreement, through which JZIC has the right to advise, consult, manage and operate Zhaoyuan Shuangji for a fee. In order to further reinforce JZIC’s rights to control and operate Zhaoyuan Shuangji and to collect consulting and services fees provided by JZIC to Zhaoyuan Shuangji, Zhaoyuan Shuangji’s shareholders have granted JZIC the exclusive right and option to acquire all of their equity interests and voting rights in Zhaoyuan Shuangji through an Exclusive Option Agreement and Authorization Agreements. Pursuant to these agreements, JZIC operates and controls the business of Zhaoyuan Shuangji Under the present structure, there is no change in personnel of Zhaoyuan Shuangji and our agreements with the Zhaoyuan Shuangji have a term of ten years with an option to renew.

The Company’s current structure is set forth in the diagram below:

Wenji Song -51.3%
Wenji Song (in trust) -48.7%
76%
China Shuangji Cement Ltd.
(Delaware)
China Shuangji Cement
Holdings (BVI)
China Holding Ltd.
(BVI)
Outside
In China
Jili Zhaoyuan Investment
Consultation Co., Ltd.
(WFOE)
Wenji Song -51.3%
Wenji Song (in trust) -48.7%
Zhaoyuan Shuangji Co., Ltd.
(PRC)
Cement Plants
Direct Equity Interest
Contractual Agreements- consulting & operating
Contractual Agreements- voting agreement

On April 16, 2009, the Company affected a reverse split of its common stock under whereby its shareholders received one share of common stock for every four shares then-owned.

History and Background of Zhaoyuan Shuangji Co., Ltd.

Zhaoyuan Shuangji was founded in 1971 as a state-owned enterprise.  On March 29, 2002, Zhaoyuan Shuangji was purchased by 198 shareholders and reorganized as a privately held corporation.  As of December 31, 2009 has total assets of approximately $38 million, total staff of more than 620, and is one of the strongest 500 building materials enterprises in China. Zhaoyuan Shuangji has received “AA credit taxpayer” status, a AAA bank credit rating in the PRC and an ISO 9001 Quality Certificate. In the last few years, we have received the National Environmental Protection Advanced Enterprise Award and Quality Management Prize from the National Building Materials Bureau.

Our Zhaoyuan cement plant commenced operations in 1971 with an initial annual capacity of 80,000 metric tons (MT) of cement. In 1992, the annual capacity increased to 400,000 MT, and a new cement plant was built in Hainan Province called Dongfang Shuangji cement plant with an annual production of 500,000 MT of cement. Shandong Zhaoyuan Shuangji Group Co., Ltd., a state-owned company, was formed in 1992 to incorporate the operations of both cement plants. In 2002, the state-owned company was restructured as part of a privatization buyout by Wenji Song, our Chairman, and 197 other employees, in which Zhaoyuan Shuangji was formed. Zhaoyuan Shuangji purchased our Hainan Danzhou cement plant in 2002 to add another 500,000 MT of production. During the fourth quarter of 2008, at the request of the city of Zhaoyuan, we ceased operations of our Zhaoyuan plant and began the relocation of the old facility and construction of new facility within the city of Zhaoyuan. For more information on the cement plants see “Item 2. Description of Properties” below.

Cement Industry in China and Competition

The demand for cement in China has been and continues to be substantial.  Cement in China, the 2009 study by US-based research company, The Freedonia Group, forecasts that China’s cement consumption is expected to grow 6.0% annually through 2012 to 1.8 billion MT.  In 2009, the Chinese National Bureau of Statistics announced that China’s GDP had grown by 8.7% in 2009.  This is on top of 9% growth in 2008 and 13% growth in 2007 as published by the World Bank.  In March 2010, the World Bank increased its GDP growth forecast for China from 9.0% to 9.5% for 2010.  The World Bank stated that consumption by both businesses and households would grow strongly in 2010, even though government stimulus measures were being pared back.  A key component of such growth has been infrastructure development consisting of local roads, super highways, railways, and new commercial building construction, all of which drive demand for our concrete products.

In 2008, China produced roughly one half of the total world cement output, and exports a small percentage of its production.  As of 2008, China has ranked first place in the world for 23 successive years in production.

According to China Research and Intelligence, in 2009, Chinese cement production was 1.63 billion MT, a 17.91% increase from 2008.  Revenues from sales of cement in 2009 were RMB 500.7 billion (US $73 billion).  According to the Ministry of Industry and Information Technology, the average ex-factory price of cement increased by RMB 2 from October 2009 to RMB 278 per MT in November 2009. The cement price in the eastern region was RMB 250 per MT in November 2009, up RMB 3 per MT from October 2009.  The cement prices closed the year at RMB 316 in Shandong Province on December 25, 2009 and RMB 485 in Hainan Province.

The concrete and cement industry is generally fragmented and characterized by large numbers of smaller providers and only a few larger and more developed companies with the average annual production of approximately 250,000 MT.  The ten largest Chinese cement producers accounted for 21.1% of total production in China in 2008.

An important trend in the Chinese cement marketplace is the government program to consolidate the industry into fewer, modern, cleaner producers.  To clean up the industry, the Chinese government is closing many smaller, less environmentally-friendly plants.  We believe that approximately 300 smaller plants, mostly under 200,000 MT of annual capacity, will be closed in Shandong province in 2010.  According to the Chinese Government’s Plan of Cement Industry during the 11th Five-Year Plan Period, the government forecasts that this program will reduce the number of cement plants from 5,500 to around 3,000 by the end of 2010, causing a reduction of approximately 250 million MT of annual production.  We believe that such government actions will create additional demand for our high-quality cement.

The average production of China’s cement producers was approximately 250,000 MT in 2008.  The largest cement company in China is Anhui Conch Cement Company Limited (HKEX, 0914). Anhui Conch Cement had revenues of RMB 54.5 billion in 2009 with total pre-tax profit of RMB 5.8 billion. In 2008, Anhui Conch Cement produced 81 million MT, followed by China National Building Materials (CNBM) with 66 million MT and Shanshui Cement as the third largest producer at 27 million MT.  We consider China Runji Cement (CRJI – OTCBB) with 1 million MT annual capacity in Anhui province, west of Shanghai, and China Advanced Construction Materials Group, Inc. (CADC – NasdaqGM),  in Beijing, to be competitors similar in size to our company.

Under the Chinese Government's 4-trillion-RMB (approximately $586 billion) economic stimulus plan announced in November 2008, 300 billion RMB will go to transportation and logistics sectors, which the government believes will attract nearly 700 billion RMB in investment from other sources.  We believe that such huge investment should continue to drive substantial demand for cement.

Products

Similar to Eagle Materials Inc. (NYSE:EXP) or Texas Industries Inc. (NYSE:TXI) in the United States, we produce portland cement, a basic ingredient of concrete, mortar, stucco and most grout. It is a fine powder produced by grinding portland cement clinker and calcium, which controls the set time, and minor portions of silicon, iron, aluminum and sulfur.  We make portland cement clinker by heating, in a kiln, a mixture of raw materials mostly comprised of limestone mixed with clay.

We believe that we are considered a large and environmentally-friendly producer of cement and will benefit from  the government’s plan to shut down smaller producers and move to “dry” processes that create far less environmentally damaging waste products.

We currently sell all of the cement we produce.  For the twelve months ended December 31, 2008, we produced 1,595,328 MT of cement and sold 1,607,954 MT.  For the twelve months ended December 31, 2009, we produced 1,598,836 MT of cement and sold 1,591,216 MT.

Raw Materials

We purchase various raw materials for use in our manufacturing processes. The principal components and raw materials include limestone, coal, coal ash, gangue, slag, and plaster. The most important raw material in portland cement is limestone rock. Typically, we enter into purchase agreements with local suppliers. The annual purchase plans are determined at the beginning of the calendar year but are subject to revision every three months based on our order history. A purchase order is made according to monthly production plans which we receive from customers. This arrangement protects us from building up inventory when the orders from customers change.

All components and raw materials are available from numerous sources. In recent years, we have not experienced any significant shortages of manufactured components or raw materials, and we normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules.

Our ten largest suppliers provided 74.73% of all components and raw materials that we purchased for the year ended December 31, 2009. The table sets forth information regarding our ten largest suppliers.

List of Major Suppliers

Name of Suppliers	Material	Percentage of Total Purchases in 2009
Dongfang Dongan Limestone Supplement Company	Limestone	7.3%
Dongfang Hongfa Coal Sale Co., Ltd	Coal	18.9%
Zhaoyuan Fuel Company	Coal	14.3%
Danzhao Yalahe Commodity Company	Coal	15.7%
Hebei Jiqing Coal Company	Coal	10.7%
Ou Jiyong	Limestone	0.63%
Cangshan Dahan Plaster Supplement Company	Plaster	4.0%
Zhanyuan Cogeneration Plant	Coal Ash	1.9%
Danzhou Nanfeng Welfare Packing Plant	Packing Bags	0.9%
Wangshunde Clay Plant	Yellow Clay	0.4%
		74.73%

Apart from raw materials, electricity and coal are the major costs associated with the production of cement.  In 2008 and 2009, they accounted for 63.57 % and 62.42% of our Cost of Revenue, around RMB 148 and RMB 141 per MT respectively.    However, in 2009, we saw an increase in the cost of coal.  We purchase coal from Vietnam and Hebei.  Hebei is approximately 636 km west of our plant in Zhaoyuan.  The cost of coal per MT of cement produced was almost has only increased by 1% from 2008 to 2009.  We estimate that for every RMB 100/MT rise in the cost of coal, the cost of cement will increase by RMB 16.8 per MT.

We purchase electricity from the Shandong and Hainan electricity grid.  The cost of electricity (kWh) per MT of cement produced has increased by only 0.4% from 2008 to 2009.  We estimate that every RMB 0.02/kWh increase in the electricity price will increase the cost of cement by RMB 1.65/MT.

In 2009, even with very slight increases in the cost of electricity and coal, we were able to reduce our Cost of Revenue  year-over-year by 4.7% from RMB 148 to RMB 141 per MT.  This was accomplished by increasing the amount of recycled industrial by-products in our cement from 35% in 2008 to 40% in 2009.  Making portland cement from limestone rock is an energy intensive process.  Fly ash and slag cement are industrial by-products that can substitute for portland cement in certain blended amounts.  Fly ash is a by-product of coal burning electric power plants. Slag cement is made from the slag left from blast-furnaces that make iron and steel. If not used in concrete, these materials would use valuable landfill space. By blending more fly ash and slag cement into our finished product, we reduce the amount of new portland cement we need to make and therefore the amount of energy needed to make our product.

Operations

Zhaoyuan Shuangji controls four cement plant facilities, Zhaoyuan Cement Plant and Longkou Cement Plant in Shandong Province and Dongfang Cement Plant and Danzhou Cement Plant in Hainan Province. All of our plants produce portland cement, the most common type of cement worldwide. Zhaoyuan Cement Plant, the first “smokeless” cement plant in Hainan province, has an annual capacity of approximately 500,000 MT.  Zhaoyuan Cement Plant is currently being upgraded and expanded and is not producing.  We acquired 51% of the equity in Longkou Cement Plant in April 2009.  In July 2009, we made new modifications to increase capacity at Longkou to 500,000 MT.  Dongfang Cement Plant was established in 1994 and has a total annual capacity of approximately 500,000 MT.  Danzhou Cement Plant was established in 1992 and has an annual capacity of approximately 500,000 MT.  As of December 31, 2009, the combined maximum cement output by these facilities is approximately 1,500,000 MT per year.  Refer to “Item 2. Description of Properties” below for a detailed description of these plants.

Zhaoyuan Shuangji markets the cement principally to companies in the building material industry in its geographic market of Shandong Province and Hainan Province. However, in 2008, we sold 10,000 MT to Russia and in 2009, we also sold 20,000 MT to New Zealand. Currently we have agreements in place to deliver cement to other international markets including England and Russia.

During fiscal 2009 and 2008, we incurred no expenditures on research and development. In addition, during fiscal 2009 and 2008, we incurred no expenditures in complying with regulations involving the discharge of materials into the environment.

Geography

Shandong province where Zhaoyuan and Longkou factories are located is on the coast of the East China Sea between Beijing to the north and Shanghai to the south.  Shandong province with an area of 157,000 square kilometers is nearly the size of Bangladesh or Uruguay.  With a population of roughly 90 million, it is the second largest province in China.  Shandong is one of the richest provinces in China and at RMB 3.11 trillion; its GDP was 2nd of all provinces in China for 2008.  Shandong is rich in natural resources including coal and oil and home to major corporations such as appliance maker Haier and brewer Tsingtao.  The Shandong economy also benefits from investment from nearby Korea and Japan.

Hainan province where Dongfang and Danzhou factories are located is an island located in the South China Sea in southern China west of Hong Kong and east of Hanoi, Vietnam.  At 34,000 square kilometers, Hainan is approximately the size of Taiwan or Belgium.  We are optimistic that cement demand will be strong in Hainan.  It is the southernmost province and is known as the “Hawaii” of China with palm trees, beautiful beaches, golf courses and internationally known five-star hotel chains like the Ritz Carlton, Shangri-La and Mandarin Oriental.  Hainan is rapidly growing and has plans to become duty and visa-free to more easily attract international tourists and shoppers.  Currently, a 22 km bridge is under construction to the mainland to reduce travel time to minutes instead of the longer ferry ride.

Strategic Growth Plan

Because we have been able to sell as much cement as we produce, increasing capacity is our primary objective.  As such, for 2010, we are focused on two major near-term objectives, to bring Zhoayuan Cement Plant back into production, doubling its former production and to double production at the Longkou Cement Plant.

Our mid-term strategic plan is to focus on domestic and international market expansion and increase profitability. To achieve these goals we intend to focus on developing brand recognition, improving quality control, streamlining production through improved operating efficiencies, and effecting strategic acquisitions.

Specifically, we plan to grow through organic upgrades to our existing lines of business and through strategic operating licenses and acquisitions.  We are in the midst of such organic growth with high-return projects that include upgrades at Zhaoyuan and Longkou.  We are looking to acquire companies that can be easily integrated into our operations, such as the newly acquired Longkou cement plant.  We are also seeking operating licenses or joint ventures with companies that need expert management.

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

Plant Expansion

As of March 26, 2009, we are seeking financing to expand capacity in 2010 from 1.5 million MT to 2.5 million MT in 2010 by completing a new modern cement plant in Zhaoyuan City.  Zhaoyuan City is in Shandong province on the coast, south of Beijing and north of Shanghai.  The Zhaoyuan Cement Plant was established in 1971 in Shandong province and was upgraded in 1994 to a yearly capacity of 500,000 MT.  It was shut down by the Zhaoyuan City government in winter 2008 to make way for a residential real estate development.  Pending financing, the new site will start producing in 2010 with an annual capacity of 1,000,000 MT.

Further enhancements at our Longkou Plant could increase capacity from 500,000 MT to 1,000,000 MT.

Customers

Our ten largest customers represent 48.4% of our total sales for the year ended December 31, 2009. The following table sets forth information regarding our ten largest customers.

List of Major Customers

Percentage of Total
Name of Customer	Revenue in 2009

Danzhou Mingcheng Cement Management Company	13.3%
Hainan Haiji Building Company	8.6%
Hainan Dongfan Shunda Machinery Company	6.0%
Danzhou Yongcheng Company	4.8%
Hainan Guangba Engineering Co., Ltd	2.0%
Danzhou Nada Hongfa Bridge Building Company	1.6%
Zhaoyuan Jindu Concrete Company	7.3%
Qingdao Building Material Supplement and Sale Company	1.6%
Zhaoyuan Building Company	1.9%
Zhaoyuan Municipal Engineering Company	1.3%

Total	48.4%

Employees

We currently have approximately 620 full-time employees. Approximately 565 of these employees are in production, quality control and transportation.  The remaining 35 employees are in corporate finance, purchasing, marketing and sales. Each full-time employees of our operating entity, Zhaoyuan Shuangji, has a labor agreement with us that states that Zhaoyuan Shuangji will pay employees for salary, pension, and other benefits according to PRC law and regulations.

Sales and Marketing

We sell our cement products through a direct sales force of approximately 24 full-time employees who market directly to our customers. Our customers are either engaged in the building construction industry or in foreign trade. We do not have any agreements with any third-party distributors or wholesalers.  Most of our sales are made pursuant to longer term supply agreements with our customers, the duration of which is about 1 year, but the prices do fluctuate with the spot market price of cement and that of our raw materials.  However, from time to time, we make individual sales outside of a supply agreement, if adequate capacity exists at the time.
Our senior management maintains direct personal relationships with our top customers such as Danzhou Mingcheng Cement Management Company.  Our outside sales people identify new customers through telephone and in-person visits and negotiate contracts with new customers.  Our inside sales staff provide pricing and receive individual orders via telephone, mail and facsimile.

We differentiate ourselves from our competitors through customer service and quality.  Our sales staff is well educated in our product and we are easy for our customers to do business with.  We maintain customers by providing high-quality products that are delivered in a timely manner.

Specifically, we target customers involved in highway construction, water supply construction, subway system construction, nuclear power plant construction, tunnel construction, commercial building construction, theme parks and port facilities.

Distribution

The majority of our customers are located in Longkou, Penglai, and Qixia in Shandong Province; all easily accessible by rail lines and truck. Our customers on Hainan Island are accessible by truck.   Our international customers have their cement transported by ship at the port facility located at Longkou, 30 km from Zhaoyuan City. Normally, our customers pay for freight charges.

Intellectual Property

We indirectly own through Zhaoyuan Shuangji the trademark brand “Shuangji” which translated into English means “double lucky”. We rely on a combination of trademark and copyright laws in China to protect our brand name. We have no patents, other trademarks, licenses, franchises, concessions or royalty agreements.

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

Doing Business in China

Chinese Legal System

The practical effect of the Chinese legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise Laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate organization and contracts to Foreign Invested Enterprise participants, such as Wholly Foreign Owned Enterprises and Sino-Foreign Joint Ventures. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several provinces. Similarly, the Chinese accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles (GAAP). The Chinese accounting laws require that an annual “statutory audit” be performed in accordance with Chinese accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, otherwise there is risk that its business license will be revoked.  Notwithstanding these legal requirements, the financial statements included elsewhere in this filing have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and audited in accordance with the standards of the United States Public Company Accounting Oversight Board (PCAOB).

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

The owners of the Zhaoyuan Shuangji submitted their application to SAFE and their application has been approved permitting these Chinese citizens to establish an offshore company, China Shuangji Cement Holding Ltd. (“Holdings”), as a special purpose vehicle for any foreign ownership and capital raising activities by Zhaoyuan Shuangji. However, we cannot be sure that the structure of our organization has fully complied with all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply to us, we cannot predict how it will affect our business operations or future strategies. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

The Company’s top ten customers represent 48.4 percent of the Company’s total revenues for the year ended December 31, 2009. It is difficult to keep these contracts as a result of severity price competition and customer’s diversification of its supply base to keep these contracts. The Company’s business would be materially and adversely affected if it loses these major customers.

Our future operating results may be affected by fluctuations in raw material prices. We may not be able to pass on increases to customers.

Our profits may be negatively affected by fluctuations in the price of raw materials. We could be subject to short-term price volatility and may be forced to purchase raw materials at higher prices and may be unable to pass the cost increase to our customers. This may adversely affect gross margins and profitability. Our sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the cement upward or downward at specified times. For example, we may adjust these contract prices because of increases or decreases in the price of raw material from our mining suppliers, general inflation or deflation, or changes in the cost of producing cement caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of cement. However, if we fail to agree on a price with our customer under these provisions, many agreements permit the customer to terminate the contract or refuse to buy all of the quantities previously contracted. Market prices for raw materials generally increased in most regions in China in 2008 and 2009 and are expected to continue due to increased demand. Top quality source rock is critical to maintaining the operating efficiencies of Zhaoyuan Shuangji and delivering cement to customers which meets their specifications. Since top quality raw source rock is more limited in supply, its price tends to be more volatile. A general rise in cement prices also may adversely affect the price of, and demand for, cement and products made with cement such as concrete. This may in turn lead to a fall in demand for Zhaoyuan Shuangji’s products, which would have a material adverse effect on the Company.

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

We may be treated as a resident enterprise for Chinese tax purposes under the new enterprise income tax effective on January 1, 2008, which may subject us to Chinese income tax for any dividends we receive from our subsidiaries.

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

Wenji Song, our President and Chairman of our Board of Directors, owns 51.3% of China Shuangji Cement Holding Ltd. (“Holdings”), a British Virgin Islands corporation. Holdings owns approximately 76% of the Company’s common stock and will be able to control the election of directors and other matters presented for a vote of stockholders. In addition, Delaware corporate law provides that certain actions may be taken by written consent action of the stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained, dissenting or non-participating stockholders generally would be bound by such vote. Through their concentration of voting power, Wenji Song and Holdings could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. In deciding how to vote on such matters, Wenji Song and Holdings may be influenced by interests that conflict with other shareholders, including without limitation their direct equity ownership and control of Zhaoyuan Shuangji, the entity that we are contractually dependent upon for all of our revenues. You should not buy our common stock unless you are willing to entrust all aspects of operational control to our current Chinese based management team.

Stockholders, who are also officers and directors, have significant control over us and have conflicts of interest with us.

Wenji Song and Holdings may have, or may develop in the future, conflicts of interest with us. They are the equity owners of Zhaoyuan Shuangji and it may be in their personal economic interest to cause Zhaoyuan Shuangji to disregard its contractual obligations under the Agreements. As the equity owners of Zhaoyuan Shuangji, they might personally profit if Zhaoyuan Shuangji’s benefits of operation are not directed to us as required under the agreements. Because these individuals are residents of and reside in China, it may be very difficult for our minority shareholders to enforce any legal rights they may otherwise have under the laws of the State of Delaware or the federal laws of the United States related to our management team and their fiduciary duties.

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

We recently have received director and shareholder approval to 1) to create a new class of securities entitled “Class A Common Stock” and authorize for issuance 100,000,000 shares of Class A Common Stock; and 2) to increase the ordinary common stock authorization to 200,000,000 shares of common stock. Consequently, we are authorized to issue 1) 100,000,000 shares of Class A Common Stock, 2) 200,000,000 shares of ordinary common stock, and 3) 100,000,000 shares of preferred stock.

As of April 7, 2010, we have 28,157,246 shares of common stock outstanding. Accordingly, there are additional authorized but unissued shares of our common stock, including the newly created Class A Common Stock, that may be later issued by our management for any purpose without the consent or vote of the stockholders that would dilute a stockholder’s percentage ownership of the company.

In addition, our articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors. Currently we have 21,106,250 shares out of 30,000,000 shares of Series 2008 Preferred Stock issued, of which 0 shares are outstanding.  While no other preferred stock is currently outstanding or subject to be issued, the articles of incorporation have authorized issuance of up to 100,000,000 shares of preferred stock at the discretion of the board of directors. Such preferred stock may be issued upon filing of amended Certificate of Incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to voting rights, dividends, and distributions on liquidation.

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

Our headquarters are located at 221 Linglong Road, Zhaoyuan City, Shandong, China. As of the date of this report, it consists of 10.676 mu under a land lease with the government. In addition to our headquarters, in 2007, we completed construction of two commercial buildings at this site. Our headquarters consists of 4,175 square meters of office space and two other buildings consist of 1,400 square meters of commercial space. These premises are leased to unaffiliated third parties. This site also was the site of our Zhaoyuan Cement Plant.  However, in September 2008, the City of Zhaoyuan requested that we relocate our existing plant to a new location in Zhaoyuan under a new land use arrangement with the City (discussed in greater detail below). The original land lease from the government was 217 mu, which as mentioned above has been reduced to 10.676 mu. We also maintain offices and manufacturing facilities in Dangzhou and in Dongfang (see discussions below). We own the buildings that comprise all of our cement plants, our office space, as well as the two mentioned commercial buildings. General information concerning our cement plants follows.

Our old Zhaoyuan cement plant, which was previously located at same location as our headquarters, was built in 1971. The yearly output capacity was approximately 500,000 metric tons. This plant possessed advanced and complete testing methods which we are transferring to our new facility. In 1994, the plant was equipped with environmental protection equipment. As mentioned above, at the end of fiscal 2008, at the behest of the City of Zhaoyuan, we shut down this plant, and thereafter began moving its location to a new site provided by the City.  Although we have surrendered a large part of the land at the old Zhaoyuan cement plant, we continue to maintain the administration buildings located there as our headquarters along with two commercial buildings. Our new plant is currently under construction which we expect to complete in July 2009. Our new land lease with the government consists of 140 mu.

Dongfang cement plant is located at Huangning Area, Bashuo Town, Dongfang City, Hainan Province, and was founded in 1994. The plant’s yearly output capacity is approximately 500,000 metric tons. It was the first “smokeless factory” in Hainan province and was recognized by the state environmental protection administration.

Danzhou cement plant is located at Nada Hengling Area, Danzhou City, Hainan Province, where it produces approximately 500,000 metric tons of cement per year. This Plant is well-equipped with technological and complete testing machines. All systems are controlled by computers that have incorporated the advanced quality management system based on ISO 9002.

Longkou cement plant is located at Zuyou Guan Area, Longkou City, Shandong Province, where it produces approximately 500,000 metric tons of cement per year.

All of our facilities produce portland cement exclusively in grades of 32.5 and 42.5.

The size (in square meters (m2)) of the total area (under government lease) and building area for each cement plant and corresponding office, along the estimated annual cement production capacity for each of our four locations are set forth below.

Plant	Total Area (m2)	Building Area Plant/Office(m2)	Capacity (metric tons)	Site
Zhaoyuan(1)	144,674	41,245/4,175		Zhaoyuan City
Dongfang	133,340	39,825/700	500,000	Dongfang City
Danzhou	133,340	43,257/800	500,000	Danzhou City
Longkou	111,400	38,950/1,000	500,000	Zhaoyuan City
Total:	522,754	163,277	1,500,000

(1) Represents our former plant in Zhaoyuan. We continue to maintain the office space. Corresponding information concerning our new plant is as follows; the Total Area is 93,380 square meters, the Building Area for the Plant is 80,040 square meters and for the Office is 13,340 square meters, and the Capacity is 1,000,000 metric tons.

The Zhaoyuan and Dongfang cement plants were acquired on April 11, 2002.  As mentioned herein, in late 2008, we shut down operations at the Zhaoyuan facility, and thereafter began construction of a new facility located in Zhaoyuan under a new land lease arrangement with the City.  In addition, the City agreed to pay Zhaoyuan Shuangji the sum of $13,860,115 (95,000,000 RMB) as consideration for the relocation of its plant. Of the total amount, $5,106,358 (35,000,000 RMB) and $3,342,185 (23,000,000 RMB) was paid during 2008 and 2009.

On August 16, 2002, we acquired the Danzhou cement plant. At November 28, 2008, as a result of bank borrowings, Zhaoyuan Shuangji was indebted to the bank in the amount of $18,422,205.  The bank accepted $5,027,110 in full settlement of this loan.   Therefore, debt forgiven, $13,395,095 has been included in income.

On April 15, 2009, Zhaoyuan Shuangji concluded a joint venture agreement with Longkou Bahai Cement Co. Ltd (“Bahai”) under which Zhaoyuan Shuangji became a 51% owner of a new company named Longkou Shuangji Cement Co. Ltd. (“Longkou”).   The joint venture was made by the contribution of $1,170,070 in cash by Zhaoyuan Shuangji and a contribution by Baihai of the net assets formerly owned by Baihai, altogether with a contribution in cash of $290,000. As of December 31, 2009,  Zhaoyuan Shuangji has only contributed $570,000 and is committed to contributing additional $600,070 as needed.  Longkou has an annual capacity to produce 500,000 tons of cement and operates in Shandong Province.

The assets of each of the four facilities were recorded at fair market values, which were based on appraisals made at that time.

Zhaoyuan Shuangji has land lease arrangements with local governments at four locations, the sites of its four manufacturing facilities and the site of its headquarters (and former manufacturing facility) and two commercial buildings. These leases expire in; 2052, in the case of Zhaoyuan (headquarters and commercial building), 2058 in the case of its new Zhaoyuan cement facility, 2065 in the case of Dongfang, and 2063, in the case of Danzhou. They permit the use of 217 mu at Zhaoyuan (headquarters and commercial building), 140 mu at the new Zhaoyuan cement facility, 200 mu at Danzhou and 200 mu at Dongfang. Payments to acquire these leases totaled $169,502 as of December 31, 2009. This cost is being amortized over the respective lives of the leases.

The actual cement tonnage produced and sales for each of fiscal 2007, 2008 and 2009 for all four plants was:

Year	Total Cement Produced (metric tons)	Total Cement Sold (metric tons)
2007	1,555,203	1,538,587
2008	1,595,328	1,607,954
2009	1,598,836	1,591,216

We are not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in persons primarily engaged in real estate activities.

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

ITEM 4. – (Removed and Reserved.)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock traded on the OTCBB under the symbol “CSGJ” since April 22, 2009. From October 25, 2007 to April 21, 2009, our common stock traded on the OTCBB under the symbol “CNSJ”. Prior to October 25, 2007, our common stock traded on the OTCBB under the symbol “TRNC”. Trading in the common stock in the OTCBB market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, all prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions:

Period	High Price	Low Price
Year ended December 31, 2008
1st Quarter	$7.46	$0.48
2nd Quarter	$0.65	$0.32
3rd Quarter	$0.60	$0.35
4th Quarter	$0.43	$0.15
Year ended December 31, 2009
1st Quarter	$0.28	$0.13
2nd Quarter	$3.10	$0.11
3rd Quarter	$2.00	$1.10
4th Quarter	$1.94	$0.55

Stockholders

As of April 7, 2010, there were 28,157,246 shares of our common stock outstanding and we had approximately 142 stockholders of record.

Dividends

We have never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future, except that,  Zhaoyuan Shuangji paid dividends to its shareholders in the amounts of $1,852,234 and  $1,466,698  in 2008, and 2009, respectively.

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

Securities Authorized for Issuance under Equity Compensation Plans

On February 3, 2010, we adopted China Shuangji Cement Ltd. 2010 Incentive Stock Option Plan (the “Plan”), under which we are authorized to issue 100,000 shares of common stock of the Company. As of April 7, 2010, we have issued 60,400 shares of our common stock under the Plan.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On April 1, 2009, the Board of Directors of the Company authorized and approved the issuance to an aggregate 550,000 shares (Small Cap Invest Ltd. received 200,000 shares, FSC Consulting Inc. received 100,000 shares, and Ridgefield Management received 250,000 shares) of its restricted Series 2008 Preferred Stock at $0.16 per share in exchange for consulting services rendered and to be rendered to the Registrant.

On April 1, 2009, the Board of Directors of the Company authorized and approved the issuance to an aggregate 306,250 shares of its restricted Series 2008 Preferred Stock at $0.16 per share to Holdings for a partial repayment of its shareholder loan to the Registrant.

The issuances of the Series 2008 Preferred Stock to the shareholders on April 1, 2009 were made in reliance upon the exemptions from the registration requirements set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

On June 14, 2009, the Board of Directors of the Company authorized and approved the conversion of 20,250,000 preferred shares that were originally issued on August 9, 2008 into 20,250,000 common shares.

On October 1, 2009, the Board of Directors of the Company authorized and approved the issuance of 60,000 shares restricted common stock at $1.33 per share to Hampton Growth LLC in exchange for investment relation services to be rendered to the Company.  On January 1, 2010, the Company issued and delivered these shares. The Company relied on Section 4 (2) of the Securities Act of 1933, as amended with respect to the shareholder.

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

EXECUTIVE SUMMARY

We are a supplier of high-grade portland cement to the industrial sector in the Shandong and Hainan provinces of the People’s Republic of China (PRC). Our processed cement products are primarily purchased by the cement industry for the purpose of making the cement required for the construction of buildings, roads, and other infrastructure projects. Our products have been sold nationally (in the PRC) and internationally in 10 countries. We own and operate four cement plants in the PRC, with a total capacity of approximately 1.5 million MT.

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Sales.  Revenue for the fiscal year ended December 31, 2009 decreased $2,429,213, or
4.31%, to $53,983,300 from $56,412,513 for the comparable period in 2008.  During the 2009 period, our cement sales decreased from 1,607,954 metric tons to 1,591,216 metric tons, representing a 1.05% decrease from the prior year. During the fourth quarter of 2008, at the request of the City of Zhaoyuan, we ceased operations of our Zhaoyuan plant and began the relocation of the old facility and construction of new facility within the city, in which we expect to start production in 2010. The decrease in revenue was primarily due to the closing of this facility, the overall decrease in demand for our cement products due to industry-wide economic contractions in 2009 coupled with the unfavorable effect of changes in foreign exchange conversion rates.

Cost of Sales. The cost of sales for the fiscal year ended December 31, 2009 decreased $2,079,553, or 4.27%, to $46,666,390 from $48,745,943 for the comparable period in 2008. The decrease was primarily due to the decrease in net revenue as a result of the Zhaoyuan plant closing and industry-wide economic contractions. Cost of sales as a percentage of total net revenue increased by 0.04% from 86.41% in 2008 to 86.45% for the 2009 fiscal period. The difference represents an increase of 0.04% which is primarily due to the slightly higher costs for raw materials which were not offset by higher product prices.

Gross Margin. Gross profit for the fiscal year ended December 31, 2009 decreased $349,660 or 4.56%, to $7,316,910 from $7,666,570 for the comparable period in 2008. The decrease is primarily due to the decrease in net revenues for the reasons discussed above.

Income from Operations.  Income from operations was $6,042,158 for the fiscal year ended December 31, 2009 compared with $6,373,520 for the fiscal year ended December 31, 2008, representing a 5.20% decrease. The decrease in operating income for the 2009 period is primarily due to the decrease in gross profit discussed above.

Selling Expenses and General and Administrative Expenses. Selling expenses and general and administrative expenses for the fiscal year ended December 31, 2009 decreased $18,298, or 1.42%, to $1,274,752 from $1,293,050 for the comparable period in 2008. This decrease is primarily due to less administrative salaries and benefits along with lower utilities, auto expense, and repairs.

Other Income (Expense). During the 2008 period, we recorded $18,422,205 in income from debt forgiveness and income from involuntary conversion. We had outstanding loans with a bank that was a former owner of the Danzhou cement plant that we acquired in 2002. During 2008, the bank accepted $5,027,110 and forgave $13,395,095 in outstanding loans. We did not have a similar transaction during 2009. During 2008, the City of Zhaoyuan requested we relocate our existing plant to a new site within the City. As partial consideration for the relocation, the City of Zhaoyuan agreed to pay us the sum of $13,860,115 (RMB 95,000,000) of which $5,027,110 (RMB 35,000,000) was paid during 2008.  During the fiscal 2009 period, we had other income of $13,037 compared with $449 for the 2008 period.  Interest expense, which represents interest on outstanding loans, for the fiscal year ended December 31, 2009 was $125,756 compared to $589,102 for the fiscal year ended December 31, 2008. The decrease of $463,346, or 78.65% is primarily due to repayments we have made resulting in a lower principal amount.

Operating Income Before Income Tax And Minority Interest. Operating income before income taxes was $5,929,439 for the fiscal year ended December 31, 2009, compared to operating income before income taxes of $24,487,455 for the fiscal year ended December 31, 2008. The decrease of $18,558,016 was primarily due to the one time debt forgiveness and income from involuntary conversion occurring in 2008 and not in 2009.

Income Tax Expense.  Income taxes decreased $4,589,625, or 74.73%, to $1,551,942 for the fiscal year ended December 31, 2009, compared to $6,141,567 for the fiscal year ended December 31, 2008. The decrease is primarily due to a one time debt forgiveness and income from involuntary conversion occurring in 2008 and not in 2009.

Net Income Attributable to Stockholders. Net income was $4,119,005 for the fiscal year ended December 31, 2009, compared to $18,345,888 for the fiscal year ended December 31, 2008, an decrease of $14,226,883 primarily due to the one time debt forgiveness and income from involuntary conversion occurring in 2008 and not in 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had current assets of $19,243,013, compared with $ 25,066,606 as of December 31, 2008. The decrease is due to the fact that no event similar to the one-time disposal of the Zhaoyuan cement plant in 2008 occurred in 2009.

We have historically financed our operations from bank loans and cash flow from operations.

Net cash provided by operating activities was $ 8,120,280  for the fiscal year ended December 31, 2009, compared to $ 8,612,710 for the fiscal year ended December 31, 2008, a decrease of $ 492,430.

Net cash used in investing activities of $5,936,078 for the fiscal year ended December 31, 2009 was primarily related to the construction of the new Zhaoyuan plant and purchases of fixed assets.   Net cash used in investing activities of $476,074 for the fiscal year ended December 31, 2008 was related to purchase of fixed assets and payments for Construction in Progress.

Net cash used in financing activities of $2,197,598 for the fiscal year ended December 31, 2009 was related to the repayment of bank loans of $730,900 and a dividend payment of $1,466,698. Net cash used in financing activities of $8,154,120 for the fiscal year ended December 31, 2008 was related to the repayment of bank loans of $6,301,886 and a dividend payment of $1,852,234.

Short term loans

At December 31, 2009, the Company had a loan payable of $149,284 to Zhaoyuan City State Assets Management Co., Ltd, with an annual interest rate of 5.3%, and due on September 31, 2010.  The loan is secured by the land use right of the Company.

At December 31, 2009, the Company had a loan payable of $242,444 to China Industrial & Commercial Bank, with an annual interest rate of 3.7%, and due on December 31, 2010.  The loan is secured by the land use right of the Company.

At December 31, 2009, the Company had a loan payable of $36,813 to China Industrial & Commercial Bank, with an annual interest rate of 5.3%, and due on May 31, 2010. The loan is secured by the land use right of the Company.

At December 31, 2009, the Company had a loan payable of $475,048 to China Construction Bank, with an annual interest rate of 8.9%, and due on December 17, 2010. The loan is secured by the land use right of the Company.

At December 31, 2009, the Company had a loan payable of $323,964 to Agricultural Bank, with an annual interest rate of 8.9%, and due on December 17, 2010. The loan is secured by the land use right of the Company.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2009.

	Payments due
	Total	< 1 year		1-3 years		3-5 years	> 5 years
	(in $ thousands)
Bank Loans	1,227,553	1,227,553	–	–	–	–	–
Total obligations:	1,227,553	1,227,553	–	–	–	–	–

Other than as stated herein, we did not have any long-term debt obligations, operating lease obligations, purchase obligations or other long-term liabilities as of December 31, 2009.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or net realizable value. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down the inventory to its net realizable value, if lower than the cost.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation is computed using the straight line method, with lives of forty years for buildings, twelve years for production equipment, ten years for vehicles, and five years for office furniture and equipment.

Business combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with FASB Statement No. 141 (ASC topic 805), “Business Combinations” (“SFAS 141”).  This method requires that the acquisition cost to be allocated to the assets and liabilities of the Company acquired based on their fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on valuations using management’s estimates and assumptions including its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different.

Goodwill and purchased intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is reviewed for impairment at least annual in accordance with FASB Statement No. 142 (ASC topic 350), “Goodwill and Other Intangible Assets”. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC topic 805, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 (ASC topic 605). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Income taxes

The Company utilizes SFAS No. 109 (ASC topic 740), “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (ASC topic 740), Accounting for Uncertainties in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109. ASC topic 740 clarifies the accounting for uncertain tax positions. The interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The adoption of FIN 48 on January 1, 2007 did not have any effect on the Company’s consolidated financial statements. Prior to the adoption of ASC topic 740, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA SHUANGJI CEMENT LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

China Shuangji Cement, Ltd.

We have audited the accompanying consolidated balance sheets of China Shuangji Cement, Ltd.,   ("the Company") as of December 31, 2009 and 2008 and the related statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

 /s/Bernstein & Pinchuk LLP

 April 14, 2010

 New York, New York

CHINA SHUANGJI CEMENT LTD.

CONSOLIDATED BALANCE SHEETS

	As of December 31
	2009	2008
	(US$)	(US$) Restated
ASSETS
Current Assets
Cash and cash equivalents	$47,513	$60,954
Accounts receivable, net	3,382,114	2,255,582
Other receivable, net	1,186,481	973,182
Inventories	9,215,333	13,023,131
Subsidy receivables	5,411,572	8,753,757
Total Current Assets	19,243,013	25,066,606

Plant, property and equipment, Net	16,261,527	16,080,045
Construction In Progress	2,958,570	197,596
Land use right, Net	169,502	173,060
Goodwill	205,378	-
	$38,837,990	$41,517,307

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$735,381	$1,316,277
Short-term bank loans	1,227,553	1,953,988
Accrued payroll	229,687	222,042
Other payable	293,264	701,779
Taxes payable	5,025,270	4,956,485
Accrual expenses		260,313
Accrued liability	1,064,019	5,835,838
Amount due to related party	-	49,220
Total Current Liabilities	8,575,174	15,295,942

Long-term liabilities
Deferred Revenue	877,552	875,376
Long term payable	2,047,622	2,042,543

EQUITY
Stockholders' Equity
Preferred Stock, $.0001 par value, 100,000,000 shares authorized, Zero and 20,250,000 shares issued and outstanding as of December 31, 2009 and 2008	-	2,025
Common stock, $.0001 par value, 100,000,000 shares authorized, 27,839,346 and 6,733,096 shares issued and outstanding as of December 31, 2009 and 2008	2,784	673
Additional paid-in capital	17,617,355	17,480,441
Appropriated retained earnings	9,418,306	9,365,780
Unappropriated retained earnings	(1,168,960)	(3,768,741)
Accumulated other comprehensive income	279,291	223,268
Total Stockholders' Equity	26,148,776	23,303,446
Noncontrolling interest	1,188,866	-
Total Equity	27,337,642	23,303,446
	$38,837,990	$41,517,307

See notes to consolidated financial statements

CHINA SHUANGJI CEMENT LTD.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Year ended December 31,
	2009	2008
	(US$)	(US$) Restated
Sales	$53,983,300	$56,412,513
Cost of Sales	46,666,390	48,745,943
Gross Margin	7,316,910	7,666,570

Operating Expenses
Selling expenses	283,340	251,434
General and administrative expenses	991,412	1,041,616
	1,274,752	1,293,050

Income From Operations	6,042,158	6,373,520

Other Income ( Expense)
Income from debt forgiveness	-	13,395,095
Income for involuntary conversion	-	5,027,110
Subsidy Income	-	294,912
Interest expense	(125,756)	(589,102)
Other income	13,037	449
Other expense	-	(14,529)
	(112,719)	18,113,935
Operating Income Before Income Tax Expense And Noncontrolling Interest	5,929,439	24,487,455

Income Tax Expense	1,551,942	6,141,567

Net Income	4,377,497	18,345,888

Less: Net income attributable to Noncontrolling Interest	(258,492)	-

Net Income attributable to stockholders	4,119,005	18,345,888

Foreign Currency Translation Gain	56,023	674,828
Foreign Currency Translation Gain attributable to Noncontrolling Interest	3,513	-
Comprehensive Income	$4,178,541	$19,020,716

Earning per share
Basic	$0.23	$2.72
Diluted	$0.15	$1.25
Weighted average number of shares outstanding
Basic	18,042,462	6,733,096
Diluted	27,570,265	14,722,137
Statement of Consolidated Comprehensive Income
Net Income	4,377,497	18,345,888
Foreign Currency Translation Gain	59,536	674,828
Comprehensive Income	4,437,033	19,020,716
Less: Comprehensive income attributable to noncontrolling interest	(261,987)	-
Comprehensive income attributable to stockholders	$3,916,554	$19,020,716

See notes to consolidated financial statements

CHINA SHUANGJI CEMENT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December, 31
	2009	2008
	(US$)	(US$) Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,377,497	$18,345,888
Adjustments to reconcile net income to net cash provided by operating activities:
Income on debt forgiveness	-	(13,395,095)
Income from involuntary conversion		(5,027,110)
Stock issuance for consulting services	88,000	-
Depreciation	867,831	1,383,274
Amortization	3,986	3,917
Change in operating assets and liabilities
Accounts receivable	(1,037,982)	590,881
Other receivable	(186,856)	881,461
Advances to suppliers	-	30,436
Inventories	2,627,181	662,312
Prepaid expenses	-	62,800
Subsidy receivables	3,362,141	-
Accounts payable	(655,026)	101,036
Accrued payroll	(27,200)	108,088
Other payable	(1,048,052)	47,374
Tax payable	9,578	4,744,496
Accrual expenses	(260,818)	72,952
Net cash provided by operating activities	8,120,280	8,612,710

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property & equipment	(3,186,725)	(340,023)
Cash acquired in acquisitions	9,645	-
Payments for construction in progress	(2,758,998)	(136,051)
Net cash used in investing activities	(5,936,078)	(476,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid	(1,466,698)	(1,852,234)
Loan payments	(730,900)	(6,301,886)
Net cash used in financing activities	(2,197,598)	(8,154,120)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,396)	(17,484)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH AND CASH EQUIVALENTS	(45)	28,684

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	60,954	49,754

CASH AND CASH EQUIVALENTS, END OF YEAR	$47,513	$60,954

SUPPLEMENTAL DISCLOSURES:
Non-cash transaction:
Subsidy receivables and Accrued liabilities	$-	$8,617,904
Stock issuance for settlement of debt	$49,000	$16,000

Cash paid during the year for:
Income tax payments	$615,712	$530,437
Interest payments	$125,040	$588,617

See notes to consolidated financial statements

CHINA SHUANGJI CEMENT LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Stockholders’ Equity
	Preferred Stock		Common Stock		Additional			Accumulated Other	Non-
	Number		Number		Paid In	Appropriated	Unappropriated	Comprehensive	controlling	Total
	Of Shares	Amount	Of Shares	Amount	Capital	Retained Earnings	Retained Earnings	Income (loss)	Interest	Equity
		(US$)		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
BALANCE, DECEMBER 31, 2007	-	-	6,733,096	673	17,462,216	9,365,780	(20,262,395)	(451,560)	-	6,114,714
Issuance of stock for cash	4,250,000	425	-	-	3,825	-	-	-	-	4,250
Issuance of stock for settlement of debt	16,000,000	1,600	-	-	14,400	-	-	-	-	16,000
Net income for the year ended December 31, 2008	-	-	-	-	-	-	18,345,888	-	-	18,345,888
Transfer to statutory reserve	-	-	-	-	-	-	-	-	-	-
Dividend paid during the year	-	-	-	-	-	-	(1,852,234)	-	-	(1,852,234)
Accumulative other comprehensive income	-	-	-	-	-	-	-	674,828	-	674,828
BALANCE, DECEMBER 31, 2008	20,250,000	2,025	6,733,096	673	17,480,441	9,365,780	(3,768,741)	223,268	-	23,303,446
Conversion of Preferred Stock	(20,250,000)	(2,025)	20,250,000	2,025	-	-	-	-	-	-
Issuance of stock for consulting service	-	-	550,000	55	87,945	-	-	-	-	88,000

See notes to consolidated financial statements

CHINA SHUANGJI CEMENT LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

	Stockholders’ Equity
	Preferred Stock		Common Stock		Additional			Accumulated Other	Non-
	Number		Number		Paid In	Appropriated	Unappropriated	Comprehensive	controlling	Total
	Of Shares	Amount	Of Shares	Amount	Capital	Retained Earnings	Retained Earnings	Income (loss)	Interest	Equity
		(US$)		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Issuance of stock for settlement of debt	-	-	306,250	31	48,969	-	-	-	-	49,000
Net income for the year ended December 31, 2009	-	-	-	-		-	4,119,005	-	258,492	4,377,497
Transfer to statutory reserve	-	-	-	-	-	52,526	(52,526)	-	-	-
Acquisition of noncontrolling interest									926,861	926,861
Dividend paid during the year	-	-	-	-	-		(1,466,698)	-	-	(1,466,698)
Accumulative other comprehensive loss	-	-	-	-	-	-	-	56,023	3,513	59,536
BALANCE, DECEMBER 31, 2009	-	-	27,839,346	2,784	17,617,355	9,418,306	(1,168,960)	279,291	1,188,866	27,337,642

See notes to consolidated financial statements

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

China Shuangji Cement Ltd. (The Company) was incorporated September 15, 1980 in the state of California under the name Trans-Science Corporation. From September 1980 until September 2004 it provided consulting services on the use of high technology products and processes to the construction industry, specializing in earthquake retrofit activities. During the period 2005 through October 3, 2007 the Company was involved in a search for a merger partner.

On October 3, 2007 a British Virgin Islands company named China Shuangji Cement Holdings, Ltd. (“Holdings”) purchased 16,000,000 shares of the Company’s common stock, which represented 74% of the total shares of Company stock outstanding. Holdings is owned by a group of shareholders who also own all of the equity interests of Zhaoyuan Shuangji Co. Ltd. (“Zhaoyuan Shuangji”), a cement manufacturer incorporated in the People’s Republic of China (PRC).

Wenji Song, our Chairman and President, beneficially owns 51.3% of Holdings. In addition, Hongcheng Liu, our Chief Financial Officer, owns 0.34%, Bo Wu, our Secretary and Director, owns 1.2%, Jun Song, our Director, owns 1.7%, Linxin Cui, Director, owns 2.5%, and Shouheng Yuan, our Director and Vice President of Sales, owns 0.9%, respectively of Holdings.

Each of Wenji Song, Jun Song, and Bo Wu  is an officer and/or director of Holdings, and each such party is deemed a beneficial owner of the shares of Holdings. Each such party disclaims such beneficial ownership.

On October 31, 2007, the Company consummated a migratory merger whereby the Company re-domiciled to Delaware via a merger with and into a newly formed entity, China Shuangji Cement Ltd., a Delaware corporation.  Coincident with the merger, the Company effected a one-for-two forward split, whereby each share of the outstanding common stock of the Company was exchanged for two shares of the surviving company and the par value of the common stock became $0.0001 per share.

As part of a plan to effect control of Zhaoyuan Shuangji, on December 1, 2007, the Company acquired 100% of the outstanding capital stock of Chine Holdings, Ltd. (“Chine Holdings”), a British Virgin Islands corporation incorporated on June 28, 2007, from Wenji Song for an aggregate purchase price of $16,000.  At the closing of the acquisition of Chine Holdings, the Company did not pay a cash consideration of $16,000 but accounted for the purchase price in the form of a $16,000 loan.

Chine Holdings owns 100% of Jili Zhaoyuan Investment Consulting Co. Ltd. (“JZIC”), a Wholly Foreign-Owned Entity formed under the laws of the PRC on March 9, 2007.  On September 13, 2007, Chine Holdings acquired 100% of the outstanding equity of JZIC from Holdings.  As such, as of December 1, 2007, Chine Holdings is a direct wholly-owned subsidiary of the Company, and JZIC is an indirect wholly-owned subsidiary of the Company.

On August 9, 2008, an aggregate of 20,250,000 shares of Series 2008 preferred stock of the Company were issued to Wenji Song, the Company’s president and majority shareholder.  Of the 20,250,000 shares, 4,250,000 shares were issued to 16 investors for an aggregate purchase price of $4,250 and 16,000,000 shares of Series 2008 preferred stock were issued as consideration for the cancellation of the $16,000 loan due to Wenji Song that had been used to purchase Chine Holdings.

On August 11, 2008, JZIC entered into a number of contractual agreements with Zhaoyuan Shuangji, pursuant to which the Company, by way of JZIC, effectively acquired control over Zhaoyuan Shuangji.  The agreements with Zhaoyuan Shuangji include one through which JZIC has the right to manage and operate Zhaoyuan Shuangji and collect quarterly management fees; one granting JZIC voting rights in Zhaoyuan Shuangji; and one granting JZIC an option to acquire all of the equity interests in Zhaoyuan Shuangji. The agreements also give JZIC operating control of Zhaoyuan Shuangji and the right to its profits. The Company regards the totality of these transactions as constituting an acquisition of Zhaoyuan Shuangji, and requiring consolidation of the Company, Chine Holdings, JZIC, and Zhaoyuan Shuangji under the provisions of Financial Interpretation 46R (FIN-46R).

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Because  the Company and Zhaoyuan Shuangji are under common control since October 3, 2007,  we combined Zhaoyuan Shuangji’s financial at historical cost with the Company.  The accompanying consolidated financial statements include the effect of the acquisition on the financial position of the Company and the results of its operations. The consolidated statements of income for the years ended December 31, 2009 and 2008 are based on the historical statements of operations of Zhaoyuan Shuangji, and the Company and its subsidiaries, for those periods and assume the acquisition took place on January 1, 2008.

Zhaoyuan Shuangji was incorporated in the PRC on March 29, 2002 for the purpose of acquiring and operating cement manufacturing subsidiaries in China. Three such subsidiaries have been acquired, one in Zhaoyuan (a city in Shandong province) and two in the Province of Hainan (one in a city named Danzhou and one in a city named Dongfang).

In September 2008, the City of Zhaoyuan withdrew the rights of Zhaoyuan Shuangji to the land on which its Zhaoyuan plant was located and asked Zhaoyuan Shuangji to relocate the plant within the City of Zhaoyuan (See Note 4). During the fourth quarter of 2008, Zhaoyuan ceased operations at this plant and began construction of a new plant at a site selected by the City of Zhaoyuan. The new plant is expected to have significantly more capacity than the old plant.

On April 15, 2009, Zhaoyuan Shuangji concluded a joint venture agreement with Longkou Bahai Cement Co. Ltd (“Bahai”) under which Zhaoyuan Shuangji became a 51% owner of a new company named Longkou Shuangji Cement Co. Ltd. (“Longkou”).   The joint venture was made by the contribution of $1,170,070 in cash by Zhaoyuan Shangji and a contribution by Baihai of the net assets formerly owned by Baihai, altogether with a contribution in cash of $290,000. So far the Zhaoyuan Shuangji only contributed $570,000 and is committed to contributing additional $600,070 as needed.  The new company has an annual capacity to produce 500,000 tons of cement, and will also operate in Shandong Province.

The assets of Longkou have been recorded on the books of the new company at fair market value.  The accounts of Longkou have been consolidated in these financial statements; all intercompany transactions have been eliminated.

The Company’s current structure is set forth in the diagram below:

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries- Chine Holdings, Ltd., Jili Zhaoyuan Investment Consulting Co. Ltd. and Zhaoyuan Shuangji Co. Ltd.  All significant inter-company accounts and transactions have been eliminated in consolidation.

b)	Use of estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

c)	Foreign currency translation and transactions
The reporting currency of the Company is the United States Dollar (“U.S. dollar”). The functional currency of China Shuangji Cement Ltd., Chine Holdings, Ltd. and Jili Zhaoyuan Investment Consulting Co. Ltd. is the U.S. dollar. The functional currency of Zhaoyuan Shuangji Co. Ltd. is the Chinese Yuan or Renminbi (“RMB”).
For financial reporting purposes, the financial statements of the Company’s PRC operating entities, which are prepared using the RMB, are translated into the Company’s reporting currency, the U.S. dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.
Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.
The exchange rates used to translate amounts in RMB into U.S. dollar for the purposes of preparing the consolidated financial statements are as follows:

	2009	2008

Balance sheet items, except for equity accounts	6.8372	6.8542

Items in the statements of income and comprehensive income, and statements of cash flows	6.8409	6.9623

No representation is made that the RMB amounts could have been, or could be converted into U.S. dollar at the above rates.

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

d)	Cash and cash equivalents

      For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. As of December 31, 2009 and 2008, cash and cash equivalents amounted to $47,513 and $60,954 respectively.

e)	Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2009 and 2008, the Company had accounts receivable of $3,382,114 and $2,255,582, net of allowance for doubtful accounts of $2,384,796 and $2,378,881 respectively.

f)	Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or net realizable value. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down the inventory to its net realizable value, if lower than the cost.

g)	Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation is computed using the straight line method, with lives of forty years for buildings, twelve years for production equipment, ten years for vehicles, and five years for office furniture and equipment.

h)	Impairment

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (ASC 360) issued by the Financial Accounting Standards Board ("FASB").  ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the fiscal year ended December 31, 2009 and 2008, respectively.

i)	Business combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with FASB Statement No. 141 (ASC topic 805), “Business Combinations”.  This method requires that the acquisition cost to be allocated to the assets and liabilities of the Company acquired based on their fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on valuations using management’s estimates and assumptions including its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different.

j)	Goodwill and purchased intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is reviewed for impairment at least annual in accordance with FASB Statement No. 142 (ASC topic 350), “Goodwill and Other Intangible Assets”. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC topic 805, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

k)	Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 (ASC topic 605). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

l)	Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. There was no advertising cost incurred for the fiscal years ended December 31, 2009 or 2008.

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

m)	Income taxes

The Company utilizes SFAS No. 109 (ASC topic 740), “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
On January 1, 2007, the Company adopted FASB Interpretation No. 48 (ASC topic 740), Accounting for Uncertainties in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109. ASC topic 740 clarifies the accounting for uncertain tax positions. The interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The adoption of ASC topic 740 on January 1, 2007 did not have any effect on the Company’s consolidated financial statements. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.
Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs.

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

n)	Fair values of financial instruments

Statement of Financial Accounting Standard No. 107 (ASC topic 820), "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.
The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payable, tax payable, and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

o)	Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95 (ASC topic 825), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

p)	Earnings Per Share

Statement of Financial Accounting Standards No. 128 (ASC 420), “Earnings per share” requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations are presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of convertible shares and outstanding stock options and warrants (applying the treasury stock method).

q)	Recent accounting pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

3.  INVENTORIES

Inventories consist of the following as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008

Raw materials	$7,341,966	$9,422,209

Work in progress	962,999	1,951,526

Finished goods	910,368	1,649,396

Totals	$9,215,333	$13,023,131

4.  PROPERTY, PLANT AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property, plant and equipment consist of the following as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Building and improvements	$15,716,586	$22,628,737
Vehicles	364,928	364,023
Machinery and equipment	33,706,663	27,897,647

Total	49,788,177	50,890,407
Less: accumulated depreciation	(33,526,650)	(34,810,362)
Total property, plant and equipment	$16,261,527	$16,080,045

Depreciation expenses for the fiscal years ended December 31, 2009 and 2008 were $867,831 and $1,383,274, respectively.

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Construction in Progress:

As of December 31, 2009 and 2008, construction in progress, representing construction for a new plant, amounted to $2,958,570 and $197,596, respectively.

5.  INTANGIBLE ASSETS

LAND USE RIGHTS

Under the People's Republic of China's governmental regulations, the government owns all land. However, the government grants the user a “land use right” (the Right) to use land. The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset and amortizing over a period of fifty years which was approved by the government.

The land use right consists of the following as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008

Land use rights	$199,414	$198,919

Less: accumulated amortization	(29,912)	(25,859)

Total	$169,502	$173,060

Total amortization expense of intangible assets for the years ended December 31, 2009 and 2008 amounted to $3,986 and $3,917, respectively.

Amortization expenses of intangible assets for the next five years after December 31, 2009 are as follows:

December 31, 2010	$3,986
December 31, 2011	3,986
December 31, 2012	3,986
December 31, 2013	3,986
December 31, 2014	3,986
Total	$19,930

6.  RELATED PARTY TRANSACTIONS

The “Amount due to related party” represents the advances from one of the Company’s shareholder. The amounts were unsecured, non-interest bearing and due on demand. As of December 31, 2009 and 2008, amount due to related parties amounted to $0 and $49,220, respectively.

7. SHORT-TERM BANK LOANS

As of December 31, 2009 and 2008, the loans payable were as follows:

	As of December 31,
	2009	2008

Short term bank loans:

Zhaoyuan City State Assets Management Co., Ltd., interest at 5.3% annually, due by September 31, 2010	$149,284	$148,914
China Industrial & Commercial Bank, interest at 3.7% annually, due by December 31, 2010	242,444	241,843
China Industrial & Commercial Bank, interest at 5.3% annually, due by May 31, 2010	36,813	36,722
China Evergrowing Bank, interest at 7.6% annually, due by December 17, 2009	-	729,480
China Construction Bank, interest at 8.9% annually, due by December 17, 2010	475,048	473,870
Agricultural Bank, interest at 8.9% annually, due by December 17, 2010	323,964	323,159
Total	$1,227,553	$1,953,988

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The interest expense was $125,756 and $589,102 for the fiscal years ended December 31, 2009 and 2008, respectively.

8.  TAXES PAYABLE

Taxes payables consist of the following as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008

Value added tax payable	$135,882	218,985
Income tax payable	4,890,755	4,738,865
Other levies	(1,367)	(1,365)

	$5,025,270	4,956,485

9.  SUBSIDY RECEIVABLES, ACCURED LIABILITY, LONG-TERM PAYABLE, DEFERRED REVENUE, INCOME FROM INVOLUNTARY CONVERNSION

In September 2008 the City of Zhaoyuan ordered Zhaoyuan Shuangji to relocate its plant which is expected to last 2 years. This transaction was termed as involuntary conversion. Details see following.

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

As consideration for this involuntary conversion, the City agreed to pay Zhaoyuan Shuangji $13,860,115  in installments over the relocation period. Of the $13,860,115 to be paid by the City, $5,106,358 and $3,342,185 were received by Zhaoyuan Shuangji during 2008 and 2009.   The City of Zhaoyuan has specified usage of subsidy proceeds. The receipt of  $5,106,358 in 2008 was specified to repay the bank loan of Zhanyuan Shuangji. The receipt of $3,342,185 in 2009 was specified to compensate for the relocation loss due to disposal of fixed assets.

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

			As of December 31,		Year ended December 31,
			2009	2008	2008
	As of Sep 30, 2008	Recorded in
Subsidy from local government	13,860,115	Subsidy receivables	5,411,572	8,753,757
Specific usage:
Loan payment	5,106,358	Subsidy income	-	-	5,027,110
Compensation for loss of relocation	5,835,838	Accrued liabilities	1,064,019	5,835,838	-
Payment to purchase new land use right	2,042,543	Long-term payable	2,047,622	2,042,543	-
Compensation for purchase of new fixed assets	875,376	Deferred revenue	877,522	875,376	-

Income from involuntary conversion: Zhuangyuan Shuangji received $5,106,358 in 2008 from City of Zhaoyuan to repay its bank loan.

Accrued liability: Approximately 64% of the equipment of the old plant will be reconditioned and moved to the new plant. The balance of the equipment of the old plant will be sold or scrapped.   The company accrued $5,835,838 liabilities for the disposal of fixed assets  and loss of inventories during the relocation periods as of December 31, 2008, when $4,771,819 was reversed due to actual loss from disposal of fixed assets and inventories during 2009.

Long-term payable: Zhaoyuan Shuangji is obligated to pay $2,042,543 to purchase the land rights to new plant, which is recorded as long term payable amounted to $2,047,622 and $2,042,543 as of December 31, 2009 and 2008, respectively.  This liability would be settled after receipt of subsidy proceeds from City of Zhaoyuan.

Deferred revenue: The subsidy was recorded as deferred revenue in compensation for future purchase of new fixed asset.

10.   OTHER INCOME (EXPENSES)

Other income (expenses) mainly consists of income from debt forgiveness, and subsidy income from the government.

INCOME FROM DEBT FORGIVENESS

At November 28, 2008, as a result of bank borrowings, Zhaoyuan Shuangji was indebted to the bank in the amount of $18,422,205.  The bank accepted $5,027,110 in full settlement of this loan.   Therefore, debt forgiven, $13,395,095 has been included in income.

SUBSIDY INCOME

The Company is eligible for refund of value added taxes under a materials utilization program of the Shandong Economic and Trades Commission.  This program encourages use in the manufacturing process of materials which might otherwise be discarded.  It is available to the Company only for production at the Zhaoyuan plant.  Benefits of this program amounted to $0 in 2009 and $294,912 in 2008.  In the past, the program has been approved for periods of two years; these periods have consistently been renewed. The program has now been extended to the end of 2009.

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.   INCOME TAXES

The Company utilizes SFAS No. 109 (ASC topic 740), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

i). The Company is incorporated in the state of Delware.  Under the current law the company is not subject to state corporate income tax.  The Company become a holding company and does not conduct any substantial operations of its own.  No provision for federal corporate income tax have been made in the financial statements as the Company has no assessable profits for the year ended December 31, 2009 or prior periods.
ii). Chine Holdings was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, the Company is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by the Company to its shareholders, no BVI withholding tax will be imposed.
iv).  The Company’s PRC operating entities, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

The provision for income taxes as of December 31, 2009 and 2008 consisted of the following:

	As of December 31,
	2009	2008

Current income tax - Provision for China income and local tax	$1,551,942	$6,141,567
Deferred taxes	-	-

Total provision for income taxes	$1,551,942	$6,141,567

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of December 31, 2009 and 2008:

	2009	2008
Tax at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%

Total	25%	25%

12.  Acquisitions and impairment of intangible assets
On April 15, 2009, Zhaoyuan Shuangji concluded a joint venture agreement with Longkou Bahai Cement Co. Ltd (“Bahai”) under which Zhaoyuan Shuangji became a 51% owner of a new company named Longkou Shuangji Cement Co. Ltd. (“Longkou”).   The joint venture was made by the contribution of $1,170,070 in cash by Zhaoyuan Shangji and a contribution by Baihai of the net assets formerly owned by Baihai, altogether with a contribution in cash of $290,000. So far the Zhaoyuan Shuangji only contributed $570,000 and is committed to contributing additional $600,070 as needed.  The new company has an annual capacity to produce 500,000 tons of cement, and will also operate in Shandong Province.

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The assets of Longkou have been recorded on the books of the new company at fair market value.  The accounts of Longkou have been consolidated in these financial statements; all intercompany transactions have been eliminated.

The following table summarizes total purchase price allocated to the fair value of the Company’s share of the net assets acquired as of the acquisition date:

April 15, 2009
Consideration	$1,170,070

Allocation of purchase price
Cash	4,921
Account Receivable, net	42,015
Other Receivable, net	318,029
Inventories	73,521
Fixed assets	638,493
Total assets acquired	1,076,979
Current Liabilities	(112,287)
Net assets acquired	964,692
Goodwill	205,378
Total	$1,170,070

Unauditd Pro Forma Consolidated Financial Information Disclosure for the year ended December 31, 2009

The following un-audited pro forma consolidated financial information for the twelve months period ended December 31, 2009, as presented below, reflects the results of operations of the Company assuming the Longkou acquisition occurred on January 1, 2009. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2009, and may not be indicative of future operating results.

2009
(US$)
Unaudited
Sales	$56,413,165
Cost of Sales	(48,946,392)
Gross Margin	7,466,773

Operating Expenses
Selling expenses	301,911
General and administrative expenses	1,051,430
1,353,341

Income From Operations	6,113,432

Other Income ( Expense)
Interest expense	(126,033)
Other income	13,037
(112,996)

Operating Income Before Income Tax Expense And Noncontrolling Interest	6,000,436

Income Tax Expense	(1,569,691)

Net Income	4,430,745

Less: Net income attributable to Noncontrolling Interest	(284,597)
Net Income attributable to shareholders	4,146,148

Earning per share
Basic	$0.23
Diluted	$0.15

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling interest
On April 15, 2009, Zhaoyuan Shuangji concluded a joint venture agreement with Longkou Bahai Cement Co. Ltd (“Bahai”) under which Zhaoyuan Shuangji became a 51% owner of a new company named Longkou Shuangji Cement Co. Ltd. (“Longkou”).   The following table summarizes the noncontrolling interest of Longkou:

April 15, 2009
Share capital	$2,925,174
Statuary reserve	106,090
Retained earnings	(1,139,712)
Net equity as of acquisition date	1,891,552
Acquisition of 49% of noncontrolling interest	$926,861
Net income transfer to noncontrolling interest	258,492
Foreign Currency Translation Gain attributable to Noncontrolling Interest	3,513
Noncontrolling interest balance	1,188,866

Impairments of Goodwill
The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of intangible assets in accordance with the requirements of SFAS No.142 (ASC topic 350) "Goodwill and Other Intangible Assets".  There was no impairment of long-lived assets for the fiscal year ended December 31, 2009 and 2008,

13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are all carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

MAJOR CUSTOMERS AND VENDORS

There were four vendors from which the Company purchased more than 10% of its raw materials for the fiscal year ended December 31, 2009 which each vendor individually accounting for about 19%, 16%, 14%, and 11%. Accounts payable to the venders amounted to $0 as of December 31, 2009.

There were four venders from which the Company purchased more than 10% of its raw material for the fiscal year ended December 31, 2008 with each vendor individually accounting for about 13%, 13%, 13%, and 11%.  Account payable to the venders amounted to $0 as of December 31, 2008.

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There was one major customer that accounted for over 10% of the total sales for the fiscal years ended December 31, 2009 accounting for 13.3%.  Account receivable to the customer amounted to $0 as of December 31, 2009.

There was no major customer that accounted for over 10% of the total sales for the fiscal years ended December 31, 2008.

14.  STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company had 100,000,000 shares of common stock authorized, with a par value of $.0001 per share.

On April 16, 2009, the Company affected a reverse split of Company common stock under which shareholders will receive one share of common stock for every four shares currently owned. Wherever common shares are presented in these financial statements they have been adjusted to a post-split basis.

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

The Company follows ASC topic 470-50-40-2, the extinguishment transactions between related entities may be in essence capital transactions.  Therefore, no gain has been recognized.

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DIVIDENDS

We have never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future, except that,  Zhaoyuan Shuangji paid dividends to its shareholders in the amounts of $1,466,698 and  $1,852,234 in 2009, and 2008, respectively.

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

15.  STATUTORY RESERVE

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i)
Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

ii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and Statutory common welfare fund is no longer required per the new cooperation law executed in 2006.

iii)	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve amounted to $52,526 and $0 for the years ended December 31, 2009 and 2008, respectively.

16.  SUBSEQUENT EVENTS

As of April 14, 2010, which is the consolidated financial statements issuance date, Management identified the following subsequent events:

In January and February 2010, the Company issued 317,900 shares of common stock to investment relation firm and attorneys in exchange for consulting and professional services to be rendered to the Company.

In February 2010, the Company has engaged Newbridge Securities Corporation to act as the Company’s exclusive Placement Agent in connection with the proposed private placement of equity, debt or equity-linked securities of the Company.

17.  RESTATEMENTS
The Company’s current auditor re-audited the financial statements as of December 31, 2008 and the Company’s financial statements have been restated to reflect corrections and changes in presentation of the financial statements required reclassification of certain accounts.

Effects on previously issued 2008 financial statements as follows:

Increase in cost of sales	$1,009,038
Decrease of income from involuntary conversion	(3,223,755)
Increase of subsidy income	172,599
Decrease of other income	(997)
Decrease of interest expense	821,868
Subtotal	3,125,280
Income tax effect of restatement	4,648,309
Decrease in 2008 net income	7,773,589

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements for the year ended December 31, 2008 have been restated to reflect the corrections in accordance with Statement of Financial Accounting Standards No. 154, “ Accounting Change and Error Corrections”.  This restatement is primarily due to the corrections of errors in the previously reported financial statements.  The effect on the Company’s previously issued 2008 financial statements in summarized as follows:
Balance Sheet as of December 31, 2008

ASSETS	Previously Reported	Net Change	Restated
Current Assets:	2008		2008
Cash	$504,599	$(443,645)	$60,954	a
Accounts receivables, less allowance for doubtful accounts	3,736,085	(1,480,503)	2,255,582	b
Advances to suppliers	2,433	(2,433)
Other receivables	9,028,968	(8,055,786)	973,182	c
Subsidy receivable	-	8,753,757	8,753,757	c
Inventory	12,968,001	55,130	13,023,131
Total current assets	26,240,086	(1,173,480)	25,066,606
Fixed Assets:		-
Land use rights	3,125,056	(2,951,996)	173,060	d
Mining rights	1,551,408	(1,551,408)	-	e
Buildings	3,880,911	18,747,826	22,628,737
Equipment	8,508,827	19,388,820	27,897,647
Vehicles	48,584	315,439	364,023
Construction in progress	197,596	-	197,596
Subtotal of fixed assets, cost	17,312,382
Less accumulated depreciation and amortization	(4,557,771)	(30,252,591)	(34,810,362)
Net fixed assets	12,754,611	3,325,434	16,080,045	f
Other Assets:
Deferred interest	-
Long term receivable	1,177,166	(1,177,166)	-	g
Loans receivable	1,018,232	(1,018,232)	-	h
Total other assets	2,195,398	(2,195,398)	-
Total Assets	$41,190,095	327,212	$41,517,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,953,988	-	1,953,988
Accounts payable	3,578,122	(2,979,616)	1,316,277	i
Advances from customers	717,771	(717,771)	-
Accrued liabilities	951,821	5,188,798	6,140,619	J
Other liabilities	3,032,096	2,803,742	5,835,838	k
Shareholder loan	49,220	-	49,220
Total current liabilities	10,283,018	5,012,924	15,295,942
Deferred revenue	-	875,376	875,376
Long term payable	-	2,042,543	2,042,543
Total Long-term liabilities	-	2,917,919	2,917,919
Stockholders’ Equity:
Preferred stock – authorized, 100,000,000 shares, $.0001 par value;
20,250,000 shares issued and outstanding	2,025	-	2,025
Common stock – authorized, 100,000,000 shares, $.0001 par value;		-
26,932,166 shares issued and outstanding	2,693	(2,020)	673
Capital in excess of par value
Retained earnings	30,736,148	(34,504,889)	(3,768,741)	l
Additional paid-in capital	2,370,801	15,109,640	17,480,441	m
Earnings appropriated for statutory reserves	1,205,931	8,159,849	9,365,780	n
Accumulated other comprehensive income	(3,410,521)	3,633,789	223,268	o
Total stockholders’ equity	30,907,077	(7,603,631)	23,303,446
Total Liabilities and Stockholders’ Equity	$41,190,095	327,212	$41,517,307

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Statement of Operations and Comprehensive Income for the Year Ended December 31, 2008

	Previously Reported	Net Change	Restated
	2008		2008
Sales	$56,412,513	-	$56,412,513
Cost of Sales	47,736,905	1,009,038	48,745,943	p
Gross Profit	8,675,608	(1,009,038)	7,666,570

Selling and administrative expenses	1,407,093	(114,043)	1,293,050

Operating Income	7,268,515	(894,995)	6,373,520
Other Income (Expense):
Income from involuntary conversion	8,250,865	(3,223,755)	5,027,110	q
Income from debt forgiveness	13,395,095		13,395,095
Subsidy Income	122,313	172,599	294,912
Other Income	1,446	(997)	449
Interest Expense	(1,410,970)	821,868	(589,102)	r
Other Expense	(14,529)		(14,529)

Income Before Income Taxes	27,612,735	(3,125,280)	24,487,455

Provision for Income Taxes:
Current Provision	1,493,258	4,648,309	6,141,567	s

Net Income for the Period	$26,119,477	(7,773,589)	$18,345,888

a)	Reclassification of cash to Other receivable
b)	Correction of error of accounts receivable of $2,255,582 was additional increase in provision of bad debt expense and reclassification to OR
c)	Reclassification of other receivable to subsidy receivable
d)	Correction of error of land use right because the company didn’t obtain the land use right certificate
e)	Correction of error of mining right because the company didn’t obtain the mining right certificate
f)	Correction of error of fixed assets disposal in 2009 instead of 2008
g)	Correction of error of long term receivable was written off as bad debts
h)	Correction of error of loans receivable was written off as bad debts
i)	Correction of error of accounts payable was written off
j)	Correction of error of accrued liability for loss from disposal of fixed assets
k)	Correction of error of loan interest accrued because no requirement of interest recorded in loan contract
l)	Correction of error of recorded bad debt expense and reclassification of statutory reserve
m)	Correction of error of consolidation method under common control
n)	Reclassification of statutory reserve to retained earning
o)	Correction of error to record the changes in foreign exchange translation adjustment
p)	Correction of error of record less depreciation expense to the cost of goods sold
q)	Correction of error of record income from involuntary conversion because the company didn’t obtain the land use right certificate.
r)	Correction of error of accrual interest on the forgiveness debt
s)	Correction of error of recorded income tax expense on the debt forgiveness and involuntary conversion income

CHINA SHUANGJI CEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Statement of Cash Flows for the Year Ended December 31, 2008

	Previously Reported	Net Change	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,119,477	$(7,773,589)	$18,345,888
Adjustments to reconcile net income to net cash provided by operating activities:
Charges and credits not involving the use of cash:
Depreciation and amortization	731,546	651,728	1,383,274
Amortization of deferred interest	762,621	(762,621)	-
Income on debt extinguishment	(13,395,095)	-	(13,395,095)
Income from involuntary conversion	(8,250,865)	3,223,755	(5,027,110)
Amortization			3,917
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,229,704	(638,823)	590,881
Decrease in other receivables	162,506	718,955	881,461
Decrease in advances to suppliers	173,670	(143,234)	30,436
Decrease in subsidy receivable	172,599	(172,599)	-
Decrease (increase) in inventory	660,876	1,436	662,312
Prepaid expenses	-	62,800	62,800
Increase (decrease) in accounts payable	120,214	(19,178)	101,036
Decrease in advances from customers	(73,966)	73,966	-
Increase (decrease) in other payables	(721,417)	768,791	47,374
Accrued payroll	-	108,088	108,088
Increase (decrease) in accrued liabilities	61,286	4,683,210	4,744,496
Accrual expenses	-	72,952	72,952
Net Cash Provided By Operating Activities	7,753,156	859,554	8,612,710
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds of plant involuntary conversion	5,027,110	(5,027,110)	-
Acquisition of mining rights	(20,913)	20,913	-
Purchases of fixed assets	(340,023)	-	(340,023)
Additions to business loans	-	-	-
Repayments of business loans	371,873	(371,873)	-
Reduction of long term receivable	143,632	(143,632)	-
Expenditures for construction in progress	(194,529)	58,478	(136,051)

Net Cash Provided(Consumed) By Investing Activities	4,987,150	(5,463,224)	(476,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank loans	1,923,663	(1,923,663)	-
Repayment of bank borrowings	(13,252,659)	6,950,773	(6,301,886)
Payment of dividends	(1,881,375)	29,141	(1,852,234)
Shareholder advances	65,220	(65,220)	-
Issuance of preferred stock	4,250	(4,250)	-
Net Cash Consumed By Financing Activities	(13,140,901)	4,986,781	(8,154,120)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the course of internal evaluation, our accounting staff found a number of misstatements in our previously reported financial statements for the fiscal year ended December 31, 2008 that required correction.  Our management determined that these misstatements arose due to the lack of  a sufficient number  of  personnel  with an  appropriate  level of U.S.  GAAP  knowledge  and experience  appropriate to its financial  reporting  requirements at that time.  The restatement is disclosed below in footnote 17 to Item 8, Financial Statements and Supplementary Data.

Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were ineffective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination  of  control  deficiencies,  that  adversely  affects  the  Company's ability to initiate,  authorize,  record,  process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material  misstatement of the Company's annual or interim  financial  statements that is more than inconsequential  will not be prevented  or detected.

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   During the course of internal evaluation, our accounting staff found a number of misstatements in our previously reported financial statements for the fiscal year ended December 31, 2008 that required correction.   Our management determined that these misstatements arose due to the lack of  a sufficient number  of  personnel  with an  appropriate  level of U.S.  GAAP  knowledge  and experience  appropriate to its financial  reporting  requirements at that time and that such conditions gave rise to a material weakness in the Company’s internal controls over financial reporting as of December 31, 2008.  Accordingly, management's  assessment is that the Company's  internal controls over financial reporting were ineffective as of December 31, 2009.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

Management intends to strengthen its accounting and compliance procedures further in 2010.

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

Changes in Internal Control over Financial Reporting

The term  "internal  control  over  financial  reporting"  (defined  in SEC Rule 13a-15(f))  refers to the  process  of a company  that is  designed  to  provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation  of financial  statements for external  purposes in accordance  with generally accepted accounting  principles.  The Company's  management,  with the participation of the Chief Executive  Officer and Chief Financial  Officer,  has evaluated any changes in the Company's internal control over financial reporting that  occurred  during the fourth  quarter  of the year  covered by this  annual report,  and they have  concluded  that  there  was no  change to the  Company's internal control over financial  reporting that has materially  affected,  or is reasonably  likely to materially  affect,  the Company's  internal  control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers of the Company as of April 7, 2010. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer.

Name	Age	Position(s)	Director/Officer Since
Wenji Song	59	Chairman and President	November 13, 2007
Michelle Zhu	47	Chief Financial Officer	January 1, 2010
Bo Wu	31	Secretary and Director	November 13, 2007
Jun Song	32	Director and CEO	November 13, 2007
Shouheng Yuan	58	Director	November 13, 2007
Linxin Cui	40	Director, Vice President of Sales	November 13, 2007

Biographies of Directors and Executive Officers:

Mr. Wenji Song has served as Chairman of the Board and President of Zhaoyuan Shuangji since 2002. Mr. Song obtained a Certificate of Advanced Economics upon his graduation from Shandong Building Materials Institute. In 1974, he began working with the Zhaoyuan cement plant and in 1978 he was promoted to plant manager. In 1991, he became director of Zhaoyuan Shuangji and has been the major driving force in its success. In 2003, he successfully concluded a management buyout of the operations.  He has been awarded the Shandong province Outstanding Entrepreneur title many times for his leadership in building Zhaoyuan Shuangji.

Mr. Jun Song has served as Chief Executive Officer and Director of Zhaoyuan Shuangji since 2004. He has more than 5 years experience in corporate management, human resource management, finance, logistics, production, supply chain management and marketing. He was awarded a degree in economic management from Qingdao University in 2002.  Prior to his position as CEO, he was an analyst for Zhaoyuan Financial Bureau.  Mr. Song is the son of our Chairman and President, Mr. Wenji Song.

Ms. Michelle Zhu has served as Chief Financial Officer since January 2010.  She is a licensed CPA and was a senior audit manager for PCAOB (“Public Company Accounting Oversight Board”) auditor Kabani and Company.  She graduated from University of Southern California, Irvine with a Masters of Business Administration in 2006.  She is fluent in Mandarin and English.

Mr. Bo Wu has served as Vice President and the Chief Operating Operation of Zhaoyuan Shuangji since 2003. Mr. Wu graduated from Shandong Technological Institute in 1999 and worked at China Life Insurance Co., Ltd. as Vice President until 2003. He has extensive experience in production, quality control and raw material supply chain. Mr. Wu is the son in-law of our Chairman and President, Mr. Wenji Song.

Mr. Linxin Cui has served as Vice-President of Sales of Zhaoyuan Shuangji since 2000. Mr. Cui graduated from the Shandong Building Materials Institute in 1989. In 1991, he was appointed to sales assistant of the Zhaoyuan cement plant and in 1995 he was appointed Vice Director. In 2001, he was promoted to Vice President of the company and since 2002 he has overseen the two cement plants in Hainan Province.

Mr. Shongheng Yuan has served as a director and Chief Engineer of Zhaoyuan Shuangji since 2000. He has worked at the Zhaoyuan cement plant since 1976 and in 1988 he was promoted to Chief Director of the chemical lab. From 1989 to 1991, Mr. Shongheng attended Shandong Building Material Institute and after graduation he was promoted to Chief Engineer of Zhaoyuan cement plant.

The Board believes that each of the Company’s directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions. Some of our directors have served in our operating entity, Zhaoyuan Shuangji, for many years and benefit from an intimate knowledge of our operations and corporate philosophy.

Family Relationships

Mr. Wenji Song and Mr. Jun Song are father and son.  Mr. Wenji Song and Mr. Bo Wu are father in-law and son in-law.  Jun Song and Bo Wu are brothers- in-law. Other than the foregoing, there are no other family relationships among our officer and directors.

Involvement in Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act and based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended December 31, 2009 have been in compliance with Section 16(a).

Corporate Governance

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the smaller reporting company’s board of directors.

The board held 6 meetings during 2009.  Such meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board on which he served during the year.

Our non-management directors did not meet in executive session during 2009.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee.  Our Board of Directors is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Exchange Act.

Audit Committee

We have not yet appointed an audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Code of Ethics

We are currently in the process of updating and approving our Code of Ethics. We anticipate that the Code will be designed to deter wrongdoing and to promote:

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

We expect to approve this updated Code in fiscal year 2010. While it is anticipated that this policy is will only cover the actions of our chief executive office as required under Sarbanes-Oxley, we expect that our other officers, directors and employees will also review the Code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to earn the trust, confidence and respect of our suppliers, customers and stockholders.

Board Leadership Structure and Role in Risk Oversight

Mr. Wenji Song is our chairman and Mr. Jun Song is our chief executive officer. Mr. Wenji Song and Mr. Jun Song are father and son. At the advice of other members of the management or the Board, Mr. Wenji Song calls meetings of Board of Directors when necessary. We have no independent directors. We do not have a lead independent director. Our Board does not have any standing committees. We believe that this leadership structure has served the Company well, however we intend to create an independent board with the commensurate committees in the near future.

Our Board of Directors has overall responsibility for risk oversight. Our Board of Directors is responsible for approving all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned by our top five highly compensated executive officers for fiscal years ended December 31, 2009 and December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Wenji Song (Chairman & President)	2008	28,710	-	-	-	-	-	-	28,710
	2009	20,875	-	-	-	-	-	-	20,875

Michelle Zhu	2008	-	-	-	-	-	-	-	-
(CFO)	2009	-	-	-	-	-	-	-	-
Hongcheng Liu (Former CFO)	2008	5,024	-	-	-	-	-	-	5,024
	2009	4,380	-	-	-	-	-	-	4,380

Jun Song (Director & CEO)	2008	9,331	-		-	-	-	-	9,331
	2009	8,759	-	-	-	-	-	-	8,759

	2008	8,360	-	-	-	-	-	-	8,360
	2009	8,759	-	-	-	-	-	-	8,759
Linxin Cui (Director, Vice President of Sales)	2008	11,484	-	-	-	-	-	-	11,484
	2009	11,387	-	-	-	-	-	-	11,387
Shoucheng Yuan (Director)	2008	7,178	-	-	-	-	-	-	7,178
	2009	7,299	-	-	-	-	-	-	7,299

Except as stated in the table above, no other officer of the company received total compensation in excess of $100,000.

Employment Agreements

On January 1, 2010, Michelle Zhu was appointed as our Chief Financial Officer effective as of such date. We entered into a two year employment agreement with Ms. Zhu which may be extended for an additional term upon the written consent of both parties. Under the agreement, she will receive an annual salary of $100,000 for year one and $120,000 for year two of the employment. She also received a stock grant of 60,000 shares of restricted common stock which will vest in 15,000 increments every six months.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of year ended December 31, 2009.

Compensation of Directors

Through December 31, 2009, our directors have not been entitled to receive compensation from the company for acting in such capacity. However, in the future, we may permit Directors to receive fixed fees and other compensation for their services as Directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding beneficial ownership of our common stock and our Series 2008 preferred stock as of April 7, 2010 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of 221 Linglong Road, Zhaoyuan City, Shandong, PRC. The percentage ownership is based on 28,157,246 shares of common stock and 0 shares of Series 2008 preferred stock outstanding at April 7, 2010, except that shares of common or preferred stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Title of Class	Beneficial Owner	Shares of Capital Stock	Percent of Class
Beneficial Owners Holding 5% or More
Common Stock Preferred Stock(2)	China Shuangji Cement Holding Ltd (1)	21,306,250 0	75.67% 0%

Directors and Executive Officers
Common Stock Preferred Stock	Wenji Song(1)(3)(4) Chairman and President	21,306,250 0	75.67% 0%
Common Stock Preferred Stock	Jun Song(1)(3)(4) Director and CEO	21,306,250 0	75.67% 0%
Common Stock Preferred Stock	Bo Wu(1)(3)(4) Director and Secretary	21,306,250 0	75.67% 0%
Common Stock Preferred Stock	Michelle Zhu CFO	0	0
Common Stock Preferred Stock	Linxin Cui(1) (Director, Vice President of Sales)	0	0
Common Stock Preferred Stock	Shoucheng Yuan(1) (Director)	0	0
Common Stock Preferred Stock	Directors and Officers as a group(6 persons)	21,306,250 0	75.67% 0%

(1) China Shuangji Cement Holding Ltd. (“Holdings”) is a British Virgin Island company. Wenji Song, our Chairman and President, owns 51.3% of Holdings. In addition, Bo Wu, our Secretary and Director, owns 1.2%, Jun Song, our Director, owns 1.7%, Linxin Cui, Director, owns 2.5%, and Shouheng Yuan, our Director and Vice President of Sales, owns 0.9%, respectively, of Holdings. Wenji Song, the majority shareholder of Holdings, has voting and dispositive control over the shares of common stock owned by Holdings.

(2)  Our Series 2008 preferred stock is entitled to vote on matters presented to the preferred holders, but is not entitled to vote on matters presented to our common stock holders. Each share of our preferred stock is convertible under certain conditions to one share of our common stock.   On June 14 and October 1, 2009, the Company approved the conversion of an aggregate of 20,556,250 shares of Series 2008 preferred stock held by Holdings.

(3)  The shares reflected as being owned by Wenji Song and Jun Song, and Bo Wu represent 21,306,250 shares of the Company owned by Holdings, which equate, via their holdings in Holdings, to (i) 10,930,106 shares of the Company owned by Wenji Song, (ii) 362,206 shares of the Company owned by Jun Song, Wenji Song’s son, and (iii) 255,675  shares of the Company owned by Bo Wu, Wenji Song’s son-in-law.   Wenji Song disclaims beneficial ownership of the shares beneficially owned by his son and son-in-law, Jun Song and Bo Wu.

(4) Each such party is an officer and/or director of Holdings.

Changes of Control

There are currently no arrangements which would result in a change in control of the Company.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 9, 2008, we issued 16,000,000 shares of the Company’s Series 2008 Preferred Stock, $0.0001 par value, to Holdings, our largest shareholder. The consideration for the preferred stock was the cancellation of $16,000 of an outstanding loan.

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

On April 1, 2009, the Board of Directors of the Company authorized and approved the issuance to an aggregate 306,250 shares of its restricted Series 2008 Preferred Stock at $0.16 per share to Holding for a partial repayment of its shareholder loan to the Registrant.

Other than as stated herein, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $120,000 and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors is still in the process of finding directors that are “independent” as that term is used in Section 10A of the Exchange Act.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended December 31, 2009 and 2008 is set forth in the table below:

Fee Category	Fiscal year ended Dec. 31, 2009	Fiscal year ended Dec. 31, 2008
Audit fees (1)	$135,000	$50,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$135,000	$50,000

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

2.1	Agreement and Plan of Merger, dated as of October 29, 2007, by and between Trans-Science Corporation and China Shuangji Cement, Ltd.

3.1
Certificate of Merger of Trans-Science Corporation into China Shuangji Cement Ltd dated as of October 29, 2007 (filed as an exhibit to our Form 8K, filed with the Securities and Exchange Commission on November 5, 2007).

3.2	Bylaws of Trans-Science Corporation (filed as an exhibit to our Form 10SB, filed with the Securities and Exchange Commission on February 2, 2007).

3.3	Certificate of Incorporation of China Shuangji Cement Ltd. dated as of October 29, 2007 (filed as an exhibit to our Form 8K, filed with the Securities and Exchange Commission on November 5, 2007).

3.4	Bylaws of China Shuangji Cement Ltd. dated as of October 29, 2007 (filed as an exhibit to our Form 8K, filed with the Securities and Exchange Commission on November 5, 2007).

3.5	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the exhibit to Form 8-K of China Shuangji Cement Ltd filed on May 12, 2009).

10.1
Acquisition Agreement by and between Zhaoyuan Shuangji Co., Ltd. and Longkou Bohai Cement Co. Ltd. dated March 13, 2009 (Incorporated by reference to the exhibit to Form 8-K of China Shuangji Cement Ltd filed on May 17, 2009).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Shuangji Cement Ltd

Date: April 15, 2010	By:	/s/ Wenji Song
Wenji Song
(Chairman and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

China Shuangji Cement Ltd

Date: April 15, 2010	By:	/s/ Wenji Song
Wenji Song (Chairman and President)

	By:	/s/ Jun Song
Jun Song (Director and Chief Executive Officer)

	By:	/s/ Bo Wu
Bo Wu (Director and Secretary)

	By:	/s/ Linxin Cui
Linxin Cui (Director)

	By:	/s/ Shoucheng Yuan
Shoucheng Yuan (Director)

By:	/s/ Michelle Zhu
Michelle Zhu (Chief Financial Officer)