Form 10-Q
period 2010-03-31
China Shuangji Cement Ltd.
filed 2010-05-21
CIK 1375494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

¨	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number:  000-52440

CHINA SHUANGJI CEMENT LTD.

______________________________________________________
(Exact name of small business issuer as specified in its charter)

Delaware	95-3542340
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

221 Linglong Road, Zhaoyuan City, Shandong Province

People’s Republic of China, 265400

 (Address of principal executive offices)

011 - (86) 535-8213217

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes □  No  □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

       Large accelerated filer o                                                                              Accelerated filero

       Non-accelerated filer o (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes □ No T

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □  No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,157,246 shares of common stock, $.0001 par value, were outstanding as of May 1, 2010.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA SHUANGJI CEMENT LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

CHINA SHUANGJI CEMENT LTD.

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2010	December 31, 2009
	(US$)	(US$)
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$27,165	$47,513
Accounts receivable, net	3,750,653	3,382,114
Other receivable, net	1,080,689	1,186,481
Inventories	9,979,128	9,215,333
Subsidy receivables	5,412,443	5,411,572
Total Current Assets	20,250,078	19,243,013

Plant, property and equipment, Net	16,277,022	16,261,527
Construction In Progress	2,959,046	2,958,570
Land use right, Net	168,532	169,502
Goodwill	205,411	205,378
	$39,860,089	$38,837,990

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$833,126	$735,381
Short-term bank loans	1,227,750	1,227,553
Accrued payroll	181,049	229,687
Other payable	222,721	293,264
Taxes payable	5,060,449	5,025,270
Accrued liability	1,064,190	1,064,019
Total Current Liabilities	8,589,285	8,575,174

Long-term liabilities
Deferred Revenue	877,693	877,552
Long term payable	2,047,951	2,047,622

EQUITY
Stockholders' Equity
Preferred Stock, $.0001 par value, 100,000,000 shares authorized, Zero shares issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 28,157,246 and 27,839,346 shares issued and outstanding as of March 31, 2010 and December 31, 2009	2,816	2,784
Additional paid-in capital	17,829,459	17,617,355
Appropriated retained earnings	9,418,306	9,418,306
Unappropriated retained earnings	(406,828)	(1,168,960)
Accumulated other comprehensive income	283,490	279,291
Total Stockholders' Equity	27,127,243	26,148,776
Noncontrolling interest	1,217,917	1,188,866
Total Equity	28,345,160	27,337,642
	$39,860,089	$38,837,990

See notes to consolidated financial statements

CHINA SHUANGJI CEMENT LTD.

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
	2010	2009
	(US$)	(US$)
		Restated
Sales	$11,951,395	$11,481,829
Cost of Sales	10,103,152	9,846,031
Gross Margin	1,848,243	1,635,798

Operating Expenses
Selling expenses	66,471	58,573
General and administrative expenses	576,624	351,319
	643,095	409,892

Income From Operations	1,205,148	1,225,906

Other Income ( Expense)
Interest expense	(30,745)	(51,538)
Gain from sale of property	-	423,276
Other income	-	13,016
	(30,745)	384,754

Operating Income Before Income Tax Expense And Noncontrolling Interest	1,174,403	1,610,660

Income Tax Expense	383,410	404,311

Net Income	790,993	1,206,349

Less: Net income attributable to Noncontrolling Interest	(28,861)	-

Net Income attributable to stockholders	762,132	1,206,349

Foreign Currency Translation Gain	4,199	29,507
Foreign Currency Translation Gain attributable to Noncontrolling Interest	190	-
Comprehensive Income	$766,521	$1,235,856

Earning per share
Basic	$0.03	$0.18
Diluted	$0.03	$0.04
Weighted average number of shares outstanding
Basic	27,995,218	6,733,096
Diluted	28,017,196	26,983,096
Statement of Consolidated Comprehensive Income
Net Income	790,993	1,206,349
Foreign Currency Translation Gain	4,389	29,507
Comprehensive Income	795,382	1,235,856
Less: Comprehensive income attributable to noncontrolling interest	(29,051)	-
Comprehensive income attributable to stockholders	$766,331	$1,235,856

See notes to consolidated financial statements

CHINA SHUANGJI CEMENT LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2010	2009
	(US$)	(US$)
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$790,993	$1,206,349
Adjustments to reconcile net income to net cash provided by operating activities:
Warrants issuance for consulting service	33,765	-
Stock issuance for consulting service	178,371	-
Gain from sale of property	-	(423,276)
Depreciation	244,581	245,612
Amortization	997	996
Change in operating assets and liabilities
Accounts receivable	(367,999)	(283,392)
Other receivable	105,984	(4,427)
Inventories	(762,320)	1,419,446
Accounts payable	97,409	(497,976)
Accrued payroll	(48,675)	(76,671)
Other payable	(70,591)	(380,294)
. Tax payable	34,371	38,497
Accrual expenses	-	(260,601)
Net cash provided by operating activities	236,886	984,263

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(257,460)	(292,117)
Net cash used in investing activities	(257,460)	(292,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payments	-	(730,292)
Net cash used in financing activities	-	(730,292)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,574)	(38,146)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH AND CASH EQUIVALENTS	226	53

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	47,513	60,954

CASH AND CASH EQUIVALENTS, END OF YEAR	$27,165	$22,861

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$129,465	$116,622
Interest payments	$30,207	$51,538

See notes to consolidated financial statement

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

China Shuangji Cement Ltd. (the “Company”) was incorporated September 15, 1980 in the state of California under the name Trans-Science Corporation. From September 1980 until September 2004 it provided consulting services on the use of high technology products and processes to the construction industry, specializing in earthquake retrofit activities. During the period 2005 through October 3, 2007 the Company was involved in a search for a merger partner.

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

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and requiring consolidation of the Company, Chine Holdings, JZIC, and Zhaoyuan Shuangji under the provisions of Financial Interpretation 46R (FIN-46R).

Because  the Company and Zhaoyuan Shuangji are under common control since October 3, 2007,  we combined Zhaoyuan Shuangji’s financial at historical cost with the Company.  The accompanying consolidated financial statements include the effect of the acquisition on the financial position of the Company and the results of its operations. The consolidated statements of income for the three months ended March 31, 2010 and 2009 are based on the historical statements of operations of Zhaoyuan Shuangji, and the Company and its subsidiaries.

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

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s current structure is set forth in the diagram below:

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2009. The results of the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The exchange rates used to translate amounts in RMB into U.S. dollar for the purposes of preparing the consolidated financial statements are as follows:

	2010	2009

Balance sheet items, except for equity accounts	6.8361	6.8456

Items in the statements of income and comprehensive income, and statements of cash flows	6.8361	6.8466

No representation is made that the RMB amounts could have been, or could be converted into U.S. dollar at the above rates.

d)

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. As of March 31, 2010 and December 31, 2009, cash and cash equivalents amounted to $27,165 and $47,513 respectively.

e)

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2010 and December 31,

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2009, the Company had accounts receivable of $3,750,653 and $3,382,114, net of allowance for doubtful accounts of $2,385,180 and $2,384,796 respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months ended March 31, 2010 and 2009, respectively.

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

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

assumptions including its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different.

j)

Goodwill and purchased intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is reviewed for impairment at least annual in accordance with FASB Statement No. 142 (ASC topic 350), “Goodwill and Other Intangible Assets”. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC topic 805, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed and no impairment was deemed necessary.

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

l)

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. There was no advertising cost incurred for the three months ended March 31, 2010 or 2009.

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

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.  INVENTORIES

Inventories consist of the following as of March 31, 2010 and December 31, 2009:

	As of
	March 31,	December 31,
	2010	2009
	Unaudited
Raw materials	$7,927,965	$7,341,966

Work in progress	999,608	962,999

Finished goods	1,051,555	910,368

Totals	$9,979,128	$9,215,333

4.  PROPERTY, PLANT AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property, plant and equipment consist of the following as of March 31, 2010 and December 31, 2009:

	As of
	March 31,	December 31,
	2010	2009
	Unaudited
Building and improvements	$14,334,361	$15,716,586
Vehicles	364,987	364,928
Machinery and equipment	35,354,297	33,706,663

Total	50,053,645	49,788,177
Less: accumulated depreciation	(33,776,623)	(33,526,650)
Total property, plant and equipment	$16,277,022	$16,261,527

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $244,581 and $245,612, respectively.

Construction in Progress:

As of March 31, 2010 and December 31, 2009, construction in progress, representing construction for a new plant, amounted to $2,959,046 and $2,958,570, respectively.

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

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The land use right consists of the following as of March 31, 2010 and December 31, 2009:

	As of
	March 31,	December 31,
	2010	2009
	Unaudited
Land use rights	$199,446	$199,414

Less: accumulated amortization	(30,914)	(29,912)

Total	$168,532	$169,502

Total amortization expense of intangible assets for the three months ended March 31, 2010 and 2009 amounted to $997 and $996, respectively.

Amortization expenses of intangible assets for the next five years after March 31, 2010 are as follows:

March 31, 2011	$3,986
March 31, 2012	3,986
March 31, 2013	3,986
March 31, 2014	3,986
March 31, 2015	3,986
Total	$19,930

6. SHORT-TERM BANK LOANS

As of March 31, 2010 and December 31, 2009, the loans payable were as follows:

	As of
	March 31,	December 31,
	2010	2009
	Unaudited
Short term bank loans:

Zhaoyuan City State Assets Management Co., Ltd., interest at 5.3% annually, due by September 31, 2010	$149,308	$149,284
China Industrial & Commercial Bank, interest at 3.7% annually, due by December 31, 2010	242,483	242,444
China Industrial & Commercial Bank, interest at 5.3% annually, due by May 31, 2010	36,819	36,813
China Construction Bank, interest at 8.9% annually, due by December 17, 2010	475,125	475,048
Agricultural Bank, interest at 8.9% annually, due by December 17, 2010	324,015	323,964
Total	$1,227,750	$1,227,553

The interest expense was $30,745 and $51,538 for the three months ended March 31, 2010 and 2009, respectively.

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.  TAXES PAYABLE

Taxes payables consist of the following as of March 31, 2010 and December 31, 2009:

	As of
	March 31,	December 31,
	2010	2009
	Unaudited
Value added tax payable	$72,656	135,882
Income tax payable	4,989,161	4,890,755
Other levies	(1,368)	(1,367)

	$5,060,449	5,025,270

8.  SUBSIDY RECEIVABLES, ACCURED LIABILITY, LONG-TERM PAYABLE, DEFERRED REVENUE, INCOME FROM INVOLUNTARY CONVERNSION

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

			As of December 31,		Year ended
			March 31,	December 31,	December 31,
			2010	2009	2008
	As of Sep 30, 2008	Recorded in	Unaudited
Subsidy from local government	13,860,115	Subsidy receivables	5,412,443	5,411,572
Specific usage:
Loan payment	5,106,358	Subsidy income	-	-	5,027,110
Compensation for loss of relocation	5,835,838	Accrued liabilities	1,064,190	1,064,019	-
Payment to purchase new land use right	2,042,543	Long-term payable	2,047,951	2,047,622	-
Compensation for purchase of new fixed assets	875,376	Deferred revenue	877,693	877,552	-

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Long-term payable:  Zhaoyuan Shuangji is obligated to pay $2,042,543 to purchase the land rights to new plant, which is recorded as long term payable amounted to $2,047,951 and $2,047,622 as of March 31, 2010 and December 31, 2009, respectively.  This liability would be settled after receipt of subsidy proceeds from City of Zhaoyuan.

Deferred revenue:  The subsidy was recorded as deferred revenue in compensation for future purchase of new fixed asset.

9.   OTHER INCOME (EXPENSES)

Other income (expenses) mainly consists gain from sale of property.

10.   INCOME TAXES

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

i). The Company is incorporated in the state of Delware.  Under the current law the company is not subject to state corporate income tax.  The Company become a holding company and does not conduct any substantial operations of its own.  No provision for federal corporate income tax have been made in the financial statements as the Company has no assessable profits for the three months ended March 31, 2010 and 2009, respectively.

ii). Chine Holdings was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, the Company is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by the Company to its shareholders, no BVI withholding tax will be imposed.

iii).  The Company’s PRC operating entities, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The provision for income taxes for the three months ended March 31, 2010 and 2009 consisted of the following:

	For the three months
	Ended March 31,
	2010	2009
	Unaudited	Unaudited
		Restated
Current income tax - Provision for China income and local tax	$383,410	$404,311
Deferred taxes	-	-

Total provision for income taxes	$383,410	$404,311

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
Tax at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
Net operating loss in other tax jurisdiction for where no benefit is realized	8%	-
Total	33%	25%

11.  ACQUISITIONS AND IMPAIRMENT OF INTANGIBLE ASSETS

On April 15, 2009, Zhaoyuan Shuangji concluded a joint venture agreement with Longkou Bahai Cement Co. Ltd (“Bahai”) under which Zhaoyuan Shuangji became a 51% owner of a new company named Longkou Shuangji Cement Co. Ltd. (“Longkou”).   The joint venture was made by the contribution of $1,170,070 in cash by Zhaoyuan Shangji and a contribution by Baihai of the net assets formerly owned by Baihai, altogether with a contribution in cash of $290,000. So far Zhaoyuan Shuangji only contributed $570,000 and is committed to contributing additional $600,070 as needed.  The new company has an annual capacity to produce 500,000 tons of cement, and will also operate in Shandong Province.

The assets of Longkou have been recorded on the books of the new company at fair market value.  The accounts of Longkou have been consolidated in these financial statements; all intercompany transactions have been eliminated.

The following table summarizes total purchase price allocated to the fair value of the Company’s share of the net assets acquired as of the acquisition date:

April 15, 2009
Consideration	$1,170,070

Allocation of purchase price
Cash	4,921
Account Receivable, net	42,015
Other Receivable, net	318,029
Inventories	73,521
Fixed assets	638,493
Total assets acquired	1,076,979
Current Liabilities	(112,287)
Net assets acquired	964,692
Goodwill	205,378
Total	$ 1,170,070

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unaudited Pro Forma Consolidated Financial Information Disclosure for the three months ended March 31, 2010

The following un-audited pro forma consolidated financial information for the three months ended March 31, 2009, as presented below, reflects the results of operations of the Company assuming the Longkou acquisition occurred on January 1, 2009. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2009, and may not be indicative of future operating results.

For the three months ended March 31,
2009 (US$)
Unaudited
Restated
Sales	$13,909,671
Cost of Sales	(12,124,135)
Gross Margin	1,785,536

Operating Expenses
Selling expenses	77,129
General and administrative expenses	411,287
488,416

Income From Operations	1,297,120

Other Income ( Expense)
Interest expense	(51,815)
Gain from sale of property	423,276
Other income	13,016
384,477

Operating Income Before Income Tax Expense And Noncontrolling Interest	1,681,597

Income Tax Expense	422,045

Net Income	1,259,552

Less: Net income attributable to Noncontrolling Interest	(26,069)
Net Income attributable to shareholders	1,233,483

Earning per share
Basic	$0.18
Diluted	$0.05

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Noncontrolling interest

On April 15, 2009, Zhaoyuan Shuangji concluded a joint venture agreement with Longkou Bahai Cement Co. Ltd (“Bahai”) under which Zhaoyuan Shuangji became a 51% owner of a new company named Longkou Shuangji Cement Co. Ltd. (“Longkou”).   The following table summarizes the noncontrolling interest of Longkou:

March 31, 2010
Share capital	$ 2,925,174
Statuary reserve	106,090
Retained earnings	(1,139,712)
Net equity as of acquisition date	1,891,552
Acquisition of 49% of noncontrolling interest	926,861
Net income transfer to noncontrolling interest	287,353
Foreign Currency Translation Gain attributable to Noncontrolling Interest	3,703
Noncontrolling interest balance	$ 1,217,917

Impairments of Goodwill

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of intangible assets in accordance with the requirements of SFAS No.142 (ASC topic 350) "Goodwill and Other Intangible Assets".  There was no impairment of long-lived assets for the three months ended March 31, 2010 and 2009, respectively.

12. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

MAJOR CUSTOMERS AND VENDORS

There were three vendors from which the Company purchased more than 10% of its raw materials for the three months ended March 31, 2010 which each vendor individually accounting for about 14%, 13%, and 11%. Accounts payable to the venders amounted to $0 as of March 31, 2010.

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There were four venders from which the Company purchased more than 10% of its raw material for the three months ended March 31, 2009 with each vendor individually accounting for about 19%, 14%, 13%, and 12%.  Account payable to the venders amounted to $0 as of March 31, 2009.

There was no major customer that accounted for over 10% of the total sales for the three months ended March 31, 2010 and 2009, respectively.

13.  STOCKHOLDERS’ EQUITY

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

On January 4, 2010, the Company issued 60,000 shares of common stock to an investment relation firm in exchange for consulting services to be rendered to the Company.  The shares were valued at a total of $48,000.

On February 23, 2010, the Company issued 57,900 shares of common stock to attorneys in exchange for professional services to be rendered to the Company.  The shares were valued at a total of $28,371.

On February 26, 2010, the Company issued 200,000 shares of common stock to an investment relation firm in exchange for consulting services to be rendered to the Company.  The shares were valued at a total of $102,000.

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

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

WARRANTS

Following is a summary of the warrant activity for the three months ended March 31, 2010:

Outstanding, December 31, 2009	-
Granted during the year	100,000
Expired during the year	-
Exercised during the year	-
Outstanding, March 31, 2010	100,000

Following is a summary of the status of warrants outstanding as of March 31, 2010:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life	Average Exercise Price	Number of Warrants	Intrinsic Value

$0.71	100,000	3.83	$0.71	100,000	20,000

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

The 100,000 warrants granted during the three months period ended March 31, 2010:

Risk-free interest rate	1.38%
Expected life of the warrants	4 years
Expected volatility	275%
Expected dividend yield	0

During the three months period ended March 31, 2010 the Company granted 100,000 warrants at exercise prices of $0.71 per share, to the Company’s exclusive placement agent. The Black-Scholes fair market value of the warrants was $50,647. The Company recorded an expense of $33,765 during the three months period ended March 31, 2010 in the consolidated financial statements for the warrants.

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.  STATUTORY RESERVE

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

i)

Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and Statutory common welfare fund is no longer required per the new cooperation law executed in 2006.

ii)

Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve amounted to $0 for the three months ended March 31, 2010 and 2009, respectively.

15.  SUBSEQUENT EVENTS

As of May 20, 2010, which is the consolidated financial statements issuance date, Management identified the following subsequent events:

In April 2010, the Company issued 42,100 shares of common stock to a consultant and attorney as consideration for consulting and professional services to be rendered to the Company.

16.  RESTATEMENTS

The Company’s financial statements have been restated to reflect corrections and changes in presentation of the financial statements required reclassification of certain accounts.  Effects on previously issued financial statements for the three months ended March 31, 2009 as follows:

Decrease in sales	$(17,271)
Decrease in cost of sales	253,503
Increase of selling and administrative expenses	(107,707)
Decrease of interest expense	78
Increase of gain from sale of property	423,276
Decrease of other income	(30)
Subtotal	551,849
Income tax effect of restatement	(162,381)
Increase in net income for the three months ended March 31, 2009	389,468

The effect on the Company’s previously issued financial statements for the three months ended March 31, 2009 in summarized as follows:

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Previously Reported	Net Change	Restated
	2009		2009
Sales	$11,499,100	(17,271)	$11,481,829
Cost of Sales	10,099,534	(253,503)	9,846,031	a
Gross Profit	1,399,566	236,232	1,635,798

Selling and administrative expenses	302,185	107,707	409,892	b

Operating Income	1,097,381	128,525	1,225,906
Other Income (Expense):
Interest expense	(51,616)	78	(51,538)
Gain from sale of property		423,276	423,276	c
Other income	13,046	(30)	13,016

Income Before Income Taxes	1,058,811	551,849	1,610,660

Provision for Income Taxes:
Current Provision	241,930	162,381	404,311	d

Net Income for the Period	$816,881	389,468	$1,206,349

Earning per share
Basic	$0.12	0.06	$0.18
Diluted	$0.12	(0.08)	$0.04
Weighted average number of shares outstanding
Basic	6,733,042	54	6,733,096
Diluted	6,733,042	20,250,054	26,983,096

a)	Correction of error to decrease depreciation expense to the cost of goods sold
b)	Correction of error to increase selling and administrative expenses
c)	Correction of error to record gain from sale of property
d)	Correction of error to recorded proper income tax expense

CHINA SHUANGJI CEMENT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Previously Reported	Net Change	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$816,882	389,467	1,206,349
Adjustments to reconcile net income to net cash provided by operating activities:
Charges and credits not involving the use of cash:
Gain from sale of property	-	(423,276)	(423,276)
Depreciation and Amortization	409,580	(162,972)	246,608
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(165,313)	(118,079)	(283,392)
Decrease in other receivables	2,855,522	(2,859,949)	(4,427)
Decrease (increase) in inventory	1,421,581	(2,135)	1,419,446
Increase (decrease) in accounts payable	(264,526)	(233,450)	(497,976)
Accrued payroll		(76,671)	(76,671)
Increase (decrease) in other payables	(2,455,162)	2,074,868	(380,294)
Increase (decrease) in tax payable		38,497	38,497
Accrual expenses	(381,353)	120,752	(260,601)
Net Cash Provided By Operating Activities	2,237,211	(1,252,948)	984,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property & equipment	(292,556)	439	(292,117)
Expenditures for construction in progress	(1,170,224)	1,170,224	-
Increase in long term receivables	(31,586)	31,586	-

Net Cash Provided(Consumed) By Investing Activities	(1,494,366)	1,202,249	(292,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payments	(731,390)	1,098	(730,292)
Net Cash Consumed By Financing Activities	(731,390)	1,098	(730,292)

 17.  BASIC AND DILUTED EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted EPS computations for income is shown as follows:

	Three Months Ended March 31,
	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$762,132	$1,206,349
Denominator for basic earnings per share—weighted average shares outstanding	27,995,218	6,733,096
Dilutive effect of preferred stocks and warrants	21,978	20,250,000
Denominator for diluted earnings per share	28,017,196	26,983,096
Basic earnings per share	$0.03	$0.18
Diluted earnings per share	$0.03	$0.04

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “China Shuangji Cement,” “CSGJ,” “the Company,” “we,” “our,” “us,” and the Company’s variable interest entity, “Zhaoyuan Shuangji Co. Ltd.,” refer to China Shuangji Cement Ltd.

We make certain forward-looking statements in this report.  Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•

the effect of political, economic, and market conditions and geopolitical events;

•

legislative and regulatory changes that affect our business;

•

the availability of funds and working capital;

•

the actions and initiatives of current and potential competitors;

•

investor sentiment; and

•

our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report.  Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

28

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

We wholly-own Chine Holdings Ltd., a company incorporated in the British Virgin Islands; which owns Jili Zhaoyuan Investment Consulting Co., Ltd. (“JZIC”), a Wholly Foreign-Owned Enterprise (“WFOE”) established under the laws of the PRC. Through contractual agreements in place between our affiliates and other commonly controlled entities, we control the operating cement company Zhaoyuan Shuangji Co. Ltd, a PRC company (“Zhaoyuan Shuangji”).

Except for our contractual rights related to the operations of Zhaoyuan Shuangji, we have no other operations or assets. As a result, all the information presented in this discussion is based on the operations of Zhaoyuan Shuangji.

Results of Operations

 Comparison of the Three Months Ended March 31, 2010 and 2009

Sales.  Revenue for the three months ended March 31, 2010 increased $469,566, or  4%, to $11,951,395 from $11,481,829 for the comparable period in 2009.  During the three months ended March 31, 2010, our cement sales increased from 304,276 metric tons to 314,231 metric tons, representing a 3% increase from the comparable period in 2009. The increase in revenue was primarily due to production from the new Longkou Cement plant that was acquired in April 2009.

Cost of Sales. The cost of sales for the three months ended March 31, 2010 increased $257,121, or 3%, to $10,103,152 from $9,846,031 for the comparable period in 2009.  The increase was primarily due to the increase in sales. Cost of sales as a percentage of total net revenue decreased by 1.21% from 85.75% in the three months ended March 31, 2009 to 84.54% for the three months ended March 31, 2010. The difference represents a decrease of 1.41%, which is primarily due to higher product prices.

Gross Margin. Gross profit for the three months ended March 31, 2010 increased $212,445, or 13%, to $1,848,243 from $1,635,798 for the comparable period in 2009.  The increase was primarily due to the increase in sales.

Income from Operations.  Income from operations for the three months ended March 31, 2010 decreased $20,758, or 2%, to $1,205,148 from $1,225,906 for the comparable period in 2009.  The decrease was primarily due to an increase in General and Administrative Expenses which was not offset by the increase in sales.

Selling Expenses and General and Administrative Expenses.  Selling expenses and general and administrative expenses for the three months ended March 31, 2010 increased $233,203, or 57%, to $643,095 from $409,892 for the comparable period in 2009.  The increase was primarily due to issuances of stock and warrants as consideration for certain consulting and professional services.

Other Income (Expense). Other income (expenses) for the three months ended March 31, 2010 decreased $415,499, or 108%, to $(30,745) from $384,754 for the comparable period in 2009.  The decrease was primarily due to gain from sale of property occurring in 2009 and not in 2010.

Operating Income Before Income Tax And Minority Interest. Operating income before income taxes for the three months ended March 31, 2010 decreased $436,257, or 27%, to $1,174,403 from $1,610,660 for the comparable period in 2009.  The decrease was primarily due to the increase in General and Administrative Expenses and gain from sale of property occurring in 2009 and not in 2010.

Income Tax Expense.  Income taxes for the three months ended March 31, 2010 decreased $20,901, or 5%, to $383,410 from $404,311 for the comparable period in 2009.  The decrease was primarily due to the decrease in Operating Income Before Income Tax and Minority Interest, which is discussed above.

Net Income Attributable to Stockholders. Net income for the three months ended March 31, 2010 decreased $444,217, or 37%, to $762,132 from $1,206,349 for the comparable period in 2009.  The decrease was primarily due to increase in General and Administrative Expenses and gain from sale of property occurring in 2009 and not in 2010.

Liquidity and Capital Resources

As of March 31, 2010, we had current assets of $20,250,078, compared with $19,243,013 as of December 31, 2009. The increase is primarily due to an increase in inventories.

We have historically financed our operations from bank loans and cash flow from operations.

Net cash provided by operating activities for the three months ended March 31, 2010 decreased $747,377, or 76%, to $236,886 from $984,263 for the comparable period in 2009.  The decrease was primarily due to the decrease in net income.

Net cash used in investing activities for the three months ended March 31, 2010 decreased $34,657, or 12%, to $257,460 from $292,117 for the comparable period in 2009.  The decrease was primarily due to the decrease in purchase of  property and equipment.

Net cash used in financing activities for the three months ended March 31, 2010 decreased $730,292, or 100%, to $0 from $730,292 for the comparable period in 2009.  The decrease was primarily due to the repayment of bank loans occurring in 2009 and not in 2010.

Short term loans

At March 31, 2010, the Company had a loan payable of $149,308 to Zhaoyuan City State Assets Management Co., Ltd. with an annual interest rate of 5.3%, and due on September 31, 2010.  The loan is secured by the land use right of the Company.

At March 31, 2010, the Company had a loan payable of $242,483 to China Industrial & Commercial Bank, with an annual interest rate of 3.7%, and due on December 31, 2010.  The loan is secured by the land use right of the Company.

At March 31, 2010, the Company had a loan payable of $36,819 to China Industrial & Commercial Bank, with an annual interest rate of 5.3%, and due on May 31, 2010. The loan is secured by the land use right of the Company.

At March 31, 2010, the Company had a loan payable of $475,125 to China Construction Bank, with an annual interest rate of 8.9%, and due on December 17, 2010. The loan is secured by the land use right of the Company.

At March 31, 2010, the Company had a loan payable of $324,015 to Agricultural Bank, with an annual interest rate of 8.9%, and due on December 17, 2010. The loan is secured by the land use right of the Company.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table sets forth our contractual obligations (refer to the above short term loans) to make future payments as of March 31, 2010.

	Payments due
	Total	< 1 year		1-3 years		3-5 years	> 5 years
	(in $ thousands)
Bank Loans			–	–	–	–	–
Total obligations:	1,227,750	1,227,750	–	–	–	–	–

Other than as stated herein, we did not have any long-term debt obligations, operating lease obligations, purchase obligations or other long-term liabilities as of March 31, 2010.

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

Goodwill and purchased intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is reviewed for impairment at least annual in accordance with FASB Statement No. 142 (ASC topic 350), “Goodwill and Other Intangible Assets” (“SFAS 142”). The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB statement No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (ASC topic 740), Accounting for Uncertainties in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. The interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The adoption of FIN 48 on January 1, 2007 did not have any effect on the Company’s consolidated financial statements. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs.

New Financial Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), included in the Codification as ASC 810-10-65-1. This topic establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This topic also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This topic is effective for fiscal years beginning October 1, 2009. The Company does not expect the impact of the adoption of SFAS 160 to be material.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), included in the Codification as ASC 855, Subsequent Events. This topic establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements. It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date. This topic is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of this topic to have a material effect on its financial statements and related disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”), expected to be included in the FASB Accounting Standards Codification (‘Codification’) as Accounting Standards Codification (‘ASC 860”), Transfers and Servicing. This topic improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that this topic will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), expected to be included in the Codification as ASC 810, Consolidation. This topic changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”), included in the Codification as ASC 105, Generally Accepted Accounting Principles. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted this topic, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4.	Controls and Procedures.

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

During the course of internal evaluation, our accounting staff found a number of misstatements in our previously reported financial statements for the fiscal year ended December 31, 2008 that required correction.  It also found a number of misstatements in our previously reported financial statements for the periods ended March 31, 2009, June 30, 2009, and September 30, 2009. Our management determined that these misstatements arose due to the lack of  a sufficient number  of  personnel  with an  appropriate  level of U.S.  GAAP  knowledge  and experience  appropriate to its financial  reporting  requirements at that time.

Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, such controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   During the course of internal evaluation, our accounting staff found a number of misstatements in our previously reported financial statements for the fiscal year ended December 31, 2008 that required correction.   Our management determined that these misstatements arose due to the lack of  a sufficient number  of  personnel  with an  appropriate  level of U.S.  GAAP  knowledge  and experience  appropriate to its financial  reporting  requirements at that time and that such conditions gave rise to a material weakness in the Company’s internal controls over financial reporting as of December 31, 2008.  Additionally, in the course of preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2010, the Company’s management also found a number of misstatements in our previously reported financial statements for the periods ended March 31, 2009, June 30, 2009, and September 30, 2009. Accordingly, management's  assessment is that the Company's internal controls over financial reporting were ineffective as of March 31, 2010.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2010 on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period ended March 31, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

The Company will file amendments to the above-mentioned Forms 10-Q and 10-K for the fiscal year ended December 31, 2008 to restate the relevant financial statements as soon as practicable and intends to strengthen its accounting and compliance procedures further in 2010.

Changes in Internal Control over Financial Reporting

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2010, and they have concluded that other than as disclosed above, there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

N/A.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

On January 4, 2010, the Company issued 60,000 shares of common stock to an investment relation firm in exchange for consulting services to be rendered to the Company.  The shares were valued at a total of $48,000.

On February 26, 2010, the Company issued 200,000 shares of common stock to an investment relation firm in exchange for consulting services to be rendered to the Company.  The shares were valued at a total of $102,000.

In connection with the foregoing, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, and transfers of such shares were restricted by Southern Sauce in accordance with the requirements of the Securities Act. All of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3.

Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.

(Removed and Reserved).

Item 5.

Other Information.

None.

Item 6.	Exhibits.

(a)

Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHUANGJI CEMENT LTD.

Dated: May 21, 2010	By:	/s/ Jun Song
Name: Jun Song
Title: Chief Executive Officer

Dated: May 21, 2010	By:	/s/ Michelle Zhu
Name: Michelle Zhu
Title: Chief Financial Officer