Form 10-Q
period 2010-06-30
China Shuangji Cement Ltd.
filed 2010-08-23
CIK 1375494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 000-52440

CHINA SHUANGJI CEMENT, LTD.
(Exact name of small business issuer as specified in its charter)

Delaware	95-3542340
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

221 Linglong Road, Zhaoyuan City, Shandong Province
People’s Republic of China, 265400
 (Address of principal executive offices)

011 - (86) 535-8213217
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,719,346 shares of common stock, $.0001 par value, were outstanding as of August 20, 2010.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA SHUANGJI CEMENT, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

CHINA SHUANGJI CEMENT, LTD.
CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2010	December 31, 2009
	(US$)	(US$)
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$20,571	$47,513.
Accounts receivable, net	3,889,799	3,382,114
Other receivable, net	975,790	1,186,481
Inventories	11,412,942	9,215,333
Subsidy receivables	5,434,304	5,411,572
Total Current Assets	21,733,406	19,243,013

Plant, property and equipment, Net	16,947,520	16,261,527
Construction In Progress	2,970,997	2,958,570
Land use right, Net	168,211	169,502
Goodwill	206,241	205,378
	$42,026,375	$38,837,990
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$924,796	$735,381
Short-term bank loans	1,232,709	1,227,553
Accrued payroll	214,284	229,687
Other payable	426,283	293,264
Taxes payable	5,236,417	5,025,270
Accrued liability	1,068,488	1,064,019
Total Current Liabilities	$9,102,977	$8,575,174

Long-term liabilities
Deferred Revenue	881,238	877,552
Long term payable	2,056,223	2,047,622
Total Long-term liabilities	$2,937,461	$2,925,174
EQUITY
Stockholders' Equity
Preferred Stock, $.0001 par value, 100,000,000 shares authorized, Zero shares issued and outstanding as of June 30, 2010 and December 31, 2009
Common stock, $.0001 par value, 100,000,000 shares authorized, 28,719,346 and 27,839,346 shares issued and outstanding as of June 30, 2010 and December 31, 2009	2,872	2,784
Additional paid-in capital	18,206,934	17,617,355
Appropriated retained earnings	9,418,306	9,418,306
Unappropriated retained earnings	587,484	(1,168,960)
Accumulated other comprehensive income	398,150	279,291
Total Stockholders' Equity	28,613,746	26,148,776
Noncontrolling interest	1,372,191	1,188,866
Total Equity	29,985,937	27,337,642
	$42,026,375	$38,837,990
See notes to consolidated financial statements

CHINA SHUANGJI CEMENT, LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(US$)	(US$)
	Unaudited	Restated
Sales	$27,204,080	$25,164,071
Cost of Sales	22,949,992	21,417,911
Gross Margin	4,254,088	3,746,160

Operating Expenses
Selling expenses	154,483	146,192
General and administrative expenses	1,204,208	807,990
	1,358,691	954,182

Income From Operations	2,895,397	2,791,978

Other Income ( Expense)
Interest expense	(54,013)	(75,382)
Gain from sale of property	-	423,483
Other income	-	13,022
	(54,013)	361,123
Operating Income Before Income Tax Expense And Noncontrolling Interest	2,841,384	3,153,101

Income Tax Expense	907,278	812,440

Net Income	1,934,106	2,340,661
Less: Net income attributable to Noncontrolling Interest	(177,664)	(18,288)

Net Income attributable to stockholders	1,756,442	2,322,373

Foreign Currency Translation Gain	118,859	32,160
Foreign Currency Translation Gain attributable to Noncontrolling Interest	5,661	217
Comprehensive Income	$1,880,962	$2,354,750

Net Income	$1,934,106	$2,340,661
Foreign Currency Translation Gain	124,520	32,377
Comprehensive Income	2,058,626	2,373,038
Less: Comprehensive income attributable to noncontrolling interest	(183,325)	(18,505)
Comprehensive income attributable to stockholders	$1,875,301	$2,354,533

Earning per share
Basic	$0.06	$0.27
Diluted	$0.06	$0.09
Weighted average number of shares outstanding
Basic	28,126,310	8,523,151
Diluted	28,130,364	27,296,853
See notes to consolidated financial statements

CHINA SHUANGJI CEMENT, LTD.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
	(US$)	(US$)
	Unaudited	Restated
Sales	$15,252,685	$13,682,242
Cost of Sales	12,846,840	11,571,880
Gross Margin	2,405,845	2,110,362

Operating Expenses
Selling expenses	88,012	87,619
General and administrative expenses	627,584	456,671
	715,596	544,290

Income From Operations	1,690,249	1,566,072

Other Income ( Expense)
Interest expense	(23,268)	(23,631)
Gain from sale of property	-	-
Other income	-	-
	(23,268)	(23,631)

Operating Income Before Income Tax Expense And Noncontrolling Interest	1,666,981	1,542,441

Income Tax Expense	523,868	408,129

Net Income	1,143,113	1,134,312

Less: Net income attributable to Noncontrolling Interest	(148,803)	(18,288)

Net Income attributable to stockholders	994,310	1,116,024

Foreign Currency Translation Gain	114,660	2,653
Foreign Currency Translation Gain attributable to Noncontrolling Interest	5,471	217
Comprehensive Income	$1,114,441	$1,118,894

Net Income	$1,143,113	$1,134,312
Foreign Currency Translation Gain	120,131	2,870
Comprehensive Income	1,263,244	1,137,182
Less: Comprehensive income attributable to noncontrolling interest	(154,274)	(18,505)
Comprehensive income attributable to stockholders	$1,108,970	$1,118,677

Earning per share
Basic	$0.04	$0.11
Diluted	$0.04	$0.04
Weighted average number of shares outstanding
Basic	28,254,490	10,293,536
Diluted	28,259,823	27,607,162

See notes to consolidated financial statement

CHINA SHUANGJI CEMENT, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(US$)	(US$)
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,934,106	$2,340,661
Adjustments to reconcile net income to net cash provided by operating activities:
Warrant issuance for consulting service	50,647	-
Stock issuance for consulting service	539,020	88,000
Gain from sale of property	-	(423,483)
Depreciation	544,926	490,083
Amortization	1,995	1,992
Change in operating assets and liabilities
Accounts receivable	(491,591)	(457,449)
Other receivable	214,850	(99,497)
Inventories	(2,150,643)	877,674
Accounts payable	185,616	(513,367)
Accrued payroll	(16,305)	(52,579)
Other payable	131,283	(471,723)
Tax payable	189,311	44,326
Accrual expenses	-	(260,728)
Net cash provided by operating activities	$1,133,215	$1,563,910

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property & equipment	(1,160,249)	(876,779)
Cash acquired in acquisitions	-	9,642
Net cash used in investing activities	$(1,160,249)	$(867,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payments	-	(730,649)
Net cash used in financing activities	$-	$(730,649)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,034)	(33,876)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH AND CASH EQUIVALENTS	92	707

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,513	60,954

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,571	$27,785

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$560,462	$730,326
Interest payments	$52,705	$125,712

See notes to consolidated financial statement

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

CHINA SHUANGJI CEMENT, LTD. (the “Company”) was incorporated September 15, 1980 in the state of California under the name Trans-Science Corporation. From September 1980 until September 2004 it provided consulting services on the use of high technology products and processes to the construction industry, specializing in earthquake retrofit activities. During the period 2005 through October 3, 2007 the Company was involved in a search for a merger partner.

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

On October 31, 2007, the Company consummated a migratory merger whereby the Company re-domiciled to Delaware via a merger with and into a newly formed entity, CHINA SHUANGJI CEMENT, LTD., a Delaware corporation.  Coincident with the merger, the Company effected a two for one stock split, whereby each share of the outstanding common stock of the Company was exchanged for two common shares of the surviving company and the par value of the common stock became $0.0001 per share.

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

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Because  the Company and Zhaoyuan Shuangji are under common control since October 3, 2007,  we combined Zhaoyuan Shuangji’s financial at historical cost with the Company.  The accompanying consolidated financial statements include the effect of the acquisition on the financial position of the Company and the results of its operations. The consolidated statements of income for the six months ended June 30, 2010 and 2009 are based on the historical statements of operations of Zhaoyuan Shuangji, and the Company and its subsidiaries.

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

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s current structure is set forth in the diagram below:

Wenji Song -51.3%
Wenji Song (in trust) -48.7%
76%
China Shuangji Cement Ltd.
(Delaware)
China Shuangji Cement
Holdings (BVI)
Outside China
Chine Holding Ltd.
(BVI)
In China
Jili Zhaoyuan Investment
Consultation Co., Ltd.
(WFOE)
Wenji Song -51.3%
Wenji Song (in trust) -48.7%
Zhaoyuan Shuangji Co., Ltd.
(PRC)
Cement Plants
Direct Equity Interest
Contractual Agreements- consulting & operating
Contractual Agreements- voting agreement

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2009. The results of the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

c)	Foreign currency translation and transactions

The reporting currency of the Company is the United States Dollar (“U.S. dollar”). The functional currency of CHINA SHUANGJI CEMENT, LTD., Chine Holdings, Ltd. and Jili Zhaoyuan Investment Consulting Co. Ltd. is the U.S. dollar. The functional currency of Zhaoyuan Shuangji Co. Ltd. is the Chinese Yuan or Renminbi (“RMB”).

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

The exchange rates used to translate amounts in RMB into U.S. dollar for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2010	December 31, 2009

Balance sheet items, except for equity accounts	6.8086	6.8456

Items in the statements of income and comprehensive income, and statements of cash flows	6.8347	6.8466

No representation is made that the RMB amounts could have been, or could be converted into U.S. dollar at the above rates.

d)	Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. As of June 30, 2010 and December 31, 2009, cash and cash equivalents amounted to $20,571 and $47,513 respectively.

e)	Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2010 and December 31, 2009, the Company had accounts receivable of $3,889,799 and $3,382,114, net of allowance for doubtful accounts of $2,394,814 and $2,384,796 respectively.

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company applies the provisions of ASC topic 360 (formerly Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets") issued by the Financial Accounting Standards Board ("FASB").  ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the six months ended June 30, 2010 and 2009, respectively.

i)	Business combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC topic 805 (formerly FASB Statement No. 141 “Business Combinations”.)  This method requires that the acquisition cost to be allocated to the assets and liabilities of the Company acquired based on their fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on valuations using management’s estimates and assumptions including its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different.

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

j)	Goodwill and purchased intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is reviewed for impairment at least annual in accordance with ASC topic 350 (formerly FASB Statement No. 142 “Goodwill and Other Intangible Assets”.) The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC topic 805, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed and no impairment was deemed necessary.

k)	Revenue recognition

The Company's revenue recognition policies are in compliance with ASC topic 605 (formerly Staff Accounting Bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

l)	Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. There was no advertising cost incurred for the six months ended June 30, 2010 or 2009.

m)	Income taxes

The Company utilizes ASC topic 740 (formerly SFAS No. 109 “Accounting for Income Taxes”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs.

n)	Fair values of financial instruments

ASC topic 820, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

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

In accordance with ASC topic 825, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

p)	Earnings Per Share

ASC 420, “Earnings per share” requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations are presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

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

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3.  INVENTORIES

Inventories consist of the following as of June 30, 2010 and December 31, 2009:

	As of
	June 30,	December 31,
	2010	2009
	Unaudited
Raw materials	$8,914,133	$7,341,966

Work in progress	1,558,197	962,999

Finished goods	940,612	910,368

Totals	$11,412,942	$9,215,333

4.  PROPERTY, PLANT AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property, plant and equipment consist of the following as of June 30, 2010 and December 31, 2009:

	As of
	June 30,	December 31,
	2010	2009
	Unaudited
Building and improvements	$14,392,258	$15,716,586
Vehicles	924,578	364,928
Machinery and equipment	35,845,183	33,706,663

Total	51,162,019	49,788,177
Less: accumulated depreciation	(34,214,499)	(33,526,650)
Total property, plant and equipment	$16,947,520	$16,261,527

Depreciation expenses for the six months ended June 30, 2010 and 2009 was $544,926 and $490,083, respectively.

Construction in Progress:

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2010 and December 31, 2009, construction in progress, representing construction for a new plant, amounting to $2,970,997 and $2,958,570, respectively.

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

The land use right consists of the following as of June 30, 2010 and December 31, 2009:

	As of
	June 30,	December 31,
	2010	2009
	Unaudited
Land use rights	$200,252	$199,414

Less: accumulated amortization	(32,041)	(29,912)

Total	$168,211	$169,502

Total amortization expense of intangible assets for the six months ended June 30, 2010 and 2009 amounted to $1,995 and $1,992, respectively.

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expenses of intangible assets for the next five years after June 30, 2010 are as follows:

June 30, 2011	$3,986
June 30, 2012	3,986
June 30, 2013	3,986
June 30, 2014	3,986
June 30, 2015	3,986
Thereafter	148,281
Total	$168,211

6. SHORT-TERM BANK LOANS

As of June 30, 2010 and December 31, 2009, the loans payable were as follows:

	As of
	June 30,	December 31,
	2010	2009
Short term bank loans:	Unaudited
Zhaoyuan City State Assets Management Co., Ltd., interest at 5.3% annually, due by September 31, 2010	$149,910	$149,284
China Industrial & Commercial Bank, interest at 3.7% annually, due by December 31, 2010	243,463	242,444
China Industrial & Commercial Bank, interest at 5.3% annually, due by May 31, 2010	36,968	36,813
China Construction Bank, interest at 8.9% annually, due by December 17, 2010	477,044	475,048
Agricultural Bank, interest at 8.9% annually, due by December 17, 2010	325,324	323,964
Total	$1,232,709	$1,227,553

The interest expense was $54,013 and $75,382 for the six months ended June 30, 2010 and 2009, respectively.

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  TAXES PAYABLE

Taxes payables consist of the following as of June 30, 2010 and December 31, 2009:

	As of
	June 30,	December 31,
	2010	2009
	Unaudited
Value added tax payable	$155,452	$135,882
Income tax payable	5,082,338	4,890,755
Other levies	(1,373)	(1,367)
Total	$5,236,417	$5,025,270

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

			As of		Year ended
			June 30,	December 31,	December 31,
			2010	2009	2008
	As of Sep 30, 2008	Recorded in	Unaudited
Subsidy from local government	13,860,115	Subsidy receivables	5,434,304	5,411,572
Specific usage:
Loan payment	5,106,358	Subsidy income	-	-	5,027,110
Compensation for loss of relocation	5,835,838	Accrued liabilities	1,068,488	1,064,019	-
Payment to purchase new land use right	2,042,543	Long-term payable	2,056,223	2,047,622	-
Compensation for purchase of new fixed assets	875,376	Deferred revenue	881,238	877,552	-

CHINA SHUANGJI CEMENT, LTD.
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

Long-term payable: Zhaoyuan Shuangji is obligated to pay $2,042,543 to purchase the land rights to new plant, which is recorded as long term payable amounted to $2,056,223 and $2,047,622 as of June 30, 2010 and December 31, 2009, respectively.  This liability would be settled after receipt of subsidy proceeds from City of Zhaoyuan.

Deferred revenue: The subsidy was recorded as deferred revenue in compensation for future purchase of new fixed asset.

9.   OTHER INCOME (EXPENSES)

Other income (expenses) mainly consist of gain from sale of property.

10.   INCOME TAXES

The Company utilizes ASC topic 740 (formerely SFAS No. 109, "Accounting for Income Taxes,") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

i). The Company is incorporated in the state of Delware.  Under the current law the company is not subject to state corporate income tax.  The Company become a holding company and does not conduct any substantial operations of its own.  No provision for federal corporate income tax have been made in the financial statements as the Company has no assessable profits for the six months ended June 30, 2010 and 2009, respectively.

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

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The provision for income taxes for the three months and six months ended June 30, 2010 and 2009 consisted of the following:

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
		Restated		Restated
Current income tax - Provision for China income and local tax	$523,868	$408,129	$907,278	$812,440
Deferred taxes	-	-	-	-

Total provision for income taxes	$523,868	$408,129	$907,278	$812,440

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2010 and 2009:
	2010	2009	2010	2009
Tax at statutory rate	34%	34%	34%	34%
Foreign tax rate difference	(9)%	(9)%	(9)%	(9)%
Net operating loss in other tax jurisdiction for where no benefit is realized	6%	1%	8%	-
Total	31%	26%	33%	25%

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

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unaudited Pro Forma Consolidated Financial Information Disclosure for the six months ended June 30, 2009

The following un-audited pro forma consolidated financial information for the six months ended June 30, 2009, as presented below, reflects the results of operations of the Company assuming the Longkou acquisition occurred on January 1, 2009. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2009, and may not be indicative of future operating results.

For the six months ended June 30,
2009 (US$)
Unaudited
Restated
Sales	$27,591,913
Cost of Sales	(23,696,015)
Gross Margin	3,895,898

Operating Expenses
Selling expenses	164,748
General and administrative expenses	867,958
1,032,706

Income From Operations	2,863,192

Other Income ( Expense)
Interest expense	(75,659)
Gain from sale of property	423,483
Other income	13,022
360,846

Operating Income Before Income Tax Expense And Noncontrolling Interest	3,224,038

Income Tax Expense	830,174

Net Income	2,393,864

Less: Net income attributable to Noncontrolling Interest	(26,069)
Net Income attributable to shareholders	2,367,795

Earning per share
Basic	$0.28
Diluted	$0.09

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Noncontrolling interest

On April 15, 2009, Zhaoyuan Shuangji concluded a joint venture agreement with Longkou Bahai Cement Co. Ltd (“Bahai”) under which Zhaoyuan Shuangji became a 51% owner of a new company named Longkou Shuangji Cement Co. Ltd. (“Longkou”).   The following table summarizes the noncontrolling interest of Longkou:
June 30, 2010
Share capital	$2,925,174
Statuary reserve	106,090
Retained earnings	(1,139,712)
Net equity as of acquisition date	1,891,552
Acquisition of 49% of noncontrolling interest	926,861
Net income transfer to noncontrolling interest	436,156
Foreign Currency Translation Gain attributable to Noncontrolling Interest	9,174
Noncontrolling interest balance	$1,372,191

Impairments of Goodwill

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of intangible assets in accordance with the requirements of ASC topic 350 (formerly SFAS No.142 "Goodwill and Other Intangible Assets".)  There was no impairment of long-lived assets for the six months ended June 30, 2010 and 2009, respectively.

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

MAJOR CUSTOMERS AND VENDORS

There were no vendors from which the Company purchased more than 10% of its raw materials for the three months and six months ended June 30, 2010, respectively.

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There were three venders from which the Company purchased more than 10% of its raw material for the six months ended June 30, 2009 with each vendor individually accounting for about 11%, 10%, and 10%.  Account payable to these three venders amounted to $0 as of June 30, 2009.

There was no major customer that accounted for over 10% of the total sales for the six months ended June 30, 2010 and 2009, respectively.

13.  STOCKHOLDERS’ EQUITY

COMMON STOCK

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

 On April 12, 2010, the Company issued 2,500 shares of common stock to a consultant in exchange for consulting services to be rendered to the Company.  The shares were valued at a total of $3,425.

On April 15, 2010, the Company issued 39,600 shares of common stock to a law firm in exchange for legal services to be rendered to the Company.  The shares were valued at a total of $37,224.

On June 11, 2010, the Company issued 120,000 shares of common stock to an investment relation firm in exchange for consulting services to the Company.  The shares were valued at a total of $72,000.

On June 23, 2010, the Company issued 400,000 shares of common stock to a consulting firm in exchange for consulting services to be rendered to the Company.  The shares were valued at a total of $248,000.

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

WARRANTS

Following is a summary of the warrant activity for the six months ended June 30, 2010:

Outstanding, December 31, 2009	-
Granted during the year	100,000
Expired during the year	-
Exercised during the year	-
Outstanding, June 30, 2010	100,000

Following is a summary of the status of warrants outstanding as of June 30, 2010:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life	Average Exercise Price	Number of Warrants	Intrinsic Value
$0.71	100,000	3.58	$0.71	100,000	$20,000

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

The 100,000 warrants granted during the six months period ended June 30, 2010:

Risk-free interest rate	1.38%
Expected life of the warrants	4 years
Expected volatility	275%
Expected dividend yield	0

During the six months period ended June 30, 2010 the Company granted 100,000 warrants at exercise prices of $0.71 per share, to the Company’s exclusive placement agent. The Black-Scholes fair market value of the warrants was $50,647. The Company recorded an expense of $50,647 during the six months period ended June 30, 2010 in the consolidated financial statements for the warrants.

CHINA SHUANGJI CEMENT, LTD.
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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve amounted to $0 for the three months and six months ended June 30, 2010 and 2009, respectively.

15.  RESTATEMENTS

The Company’s financial statements have been restated to reflect corrections and changes in presentation of the financial statements required reclassification of certain accounts.  Effects on previously issued financial statements for the six months ended June 30, 2009 as follows:

Increase in sales	$17,543
Decrease in cost of sales	(530,695)
Increase of selling and administrative expenses	487,294
Decrease of interest expense	(1,068)
Increase of gain from sale of property	423,483
Decrease of other income	(236)
Subtotal	422,179
Income tax effect of restatement	111,689
Increase in net income for the six months ended June 30, 2009	371,434

The effect on the Company’s previously issued financial statements for the six months ended June 30, 2009 in summarized as follows:

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Previously Reported	Net Change	Restated
	2009		2009
Sales	$25,146,528	17,543	$25,164,071
Cost of Sales	21,948,606	(530,695)	21,417,911	a
Gross Profit	3,197,922	548,238	3,746,160

Selling and administrative expenses	466,888	487,294	954,182	b

Operating Income	2,731,034	60,944	2,791,978
Other Income (Expense):
Interest expense	(74,314)	(1,068)	(75,382)
Gain from sale of property		423,483	423,483	c
Other income	13,258	(236)	13,022

Income Before Income Taxes	(61,056)	422,179	361,123

Provision for Income Taxes:
Current Provision	700,751	111,689	812,440	d

Net Income for the Period	$1,969,227	371,434	$2,340,661

Earning per share
Basic	$0.29	(0.02)	$0.27
Diluted	$0.29	(0.20)	$0.09
Weighted average number of shares outstanding
Basic	6,733,042	1,790,109	8,523,151
Diluted	6,733,042	20,563,811	27,296,853

a)	Correction of error to decrease depreciation expense to the cost of goods sold
b)	Correction of error to increase selling and administrative expenses
c)	Correction of error to record gain from sale of property
d)	Correction of error to recorded proper income tax expense

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2009

	Previously Reported	Net Change	Restated
	2009		2009
Sales	$13,647,428	34,814	$13,682,242
Cost of Sales	11,849,072	(277,192)	11,571,880	a
Gross Profit	1,798,356	312,006	2,110,362

Selling and administrative expenses	164,703	379,587	544,290	b

Operating Income	1,633,653	(67,581)	1,566,072
Other Income (Expense):
Interest expense	(22,698)	(933)	(23,631)
Gain from sale of property
Other income	212	(212)	-

Income Before Income Taxes	1,611,167	(68,726)	1,542,441

Provision for Income Taxes:
Current Provision	458,821	(50,692)	408,129	c

Net Income for the Period	$1,152,346	(18,034)	$1,134,312

Earning per share
Basic	$0.17	(0.06)	$0.11
Diluted	$0.17	(0.13)	$0.04
Weighted average number of shares outstanding
Basic	6,733,042	3,560,494	10,293,536
Diluted	6,733,042	20,874,120	27,607,162

a)	Correction of error to decrease depreciation expense to the cost of goods sold
b)	Correction of error to increase selling and administrative expenses
c)	Correction of error to recorded proper income tax expense

CHINA SHUANGJI CEMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Previously Reported	Net Change	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,943,956	396,705	2,340,661
Adjustments to reconcile net income to net cash provided by operating activities:
Charges and credits not involving the use of cash:
Stock issuance for consulting service	-	88,000	88,000
Non-controlling interest in net income of subsidiarty	25,271	(25,271)	-
Gain from sale of property	-	(423,483)	(423,483)
Depreciation and Amortization	555,293	(63,218)	492,075
Changes in assets and liabilities:
Increase in accounts receivable	(210,114)	(247,335)	(457,449)
Increase (decrease) in other receivables	3,204,997	(3,304,494)	(99,497)
Decrease in inventory	203,693	673,981	877,674
Increase in accounts payable	(111,576)	(401,791)	(513,367)
Decrease in accrued payroll	-	(52,579)	(52,579)
Increase (decrease) in other payables	(726,300)	254,577	(471,723)
Increase in tax payable	-	44,326	44,326
Incease (decrease) in accrued expenses	(349,556)	88,828	(260,728)
Net Cash Provided By Operating Activities	4,535,665	(2,971,755)	1,563,910
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property & equipment	(5,406,804)	4,530,025	(876,779)
Cost of acquisition of Longkou	(569,906)	569,906	-
Cost of acquisition of Longkou	9,642	-	9,642

Net Cash Provided(Consumed) By Investing Activities	(5,967,068)	5,099,931	(867,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds of inventory sale	673,980	673,980	-
Cash proceeds of equipment sale	1,877,693	1,877,693	-
Loan payments	(1,012,180)	281,531	(730,649)
Net Cash Consumed By Financing Activities	1,539,493	(2,270,142)	(730,649)

 16.  BASIC AND DILUTED EARNINGS PER SHARE

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

	Six months Ended June 30,
	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$1,756,442	$2,322,373
Denominator for basic earnings per share—weighted average shares outstanding	28,126,310	8,523,151
Dilutive effect of preferred stocks and warrants	4,054	18,773,702
Denominator for diluted earnings per share	28,130,364	27,296,853
Basic earnings per share	$0.06	$0.27
Diluted earnings per share	$0.06	$0.09

17.  SUBSEQUENT EVENTS

Management has considered all events occurring through August 23, 2010, the date the financial statements have been issued, and has determined that there are no events that are material to the financial statements.

Item 2.             Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “China Shuangji Cement,” “CSGJ,” “the Company,” “we,” “our,” “us,” and the Company’s variable interest entity, “Zhaoyuan Shuangji Co. Ltd.,” refer to CHINA SHUANGJI CEMENT, LTD.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Sales.  Revenue for the three months ended June 30, 2010 increased $1,570,443, or 11%, to $15,252,685 from $13,682,242 for the comparable period in 2009.  During the three months ended June 30, 2010, our cement sales increased from 349,452 metric tons to 364,778 metric tons, representing a 4% increase from the comparable period in 2009. The increase in revenue was primarily due to production from the new Longkou Cement plant that was acquired in April 2009.

Cost of Sales. The cost of sales for the three months ended June 30, 2010 increased $1,274,960, or 11%, to $12,846,840 from $11,571,880 for the comparable period in 2009.  The increase was primarily due to the increase in sales.  Cost of sales as a percentage of total net revenue decrease by 0.35% from 84.58% in the three months ended June 30, 2009 to 84.23% for the three months ended June 30, 2010. The difference represents a decrease of 0.41%, which is primarily due to higher raw material prices.

Gross Margin. Gross profit for the three months ended June 30, 2010 increased $295,483, or 14%, to $2,405,845 from $2,110,362 for the comparable period in 2009.  The increase was primarily due to the increase in sales.

Income from Operations.  Income from operations for the three months ended June 30, 2010 increased $124,177, or 8%, to $1,690,249 from $1,566,072 for the comparable period in 2009.  The increase was primarily due to the increase in sales.

Selling Expenses and General and Administrative Expenses. Selling expenses and general and administrative expenses for the three months ended June 30, 2010 increased $171,306, or 31%, to $715,596 from $544,290 for the comparable period in 2009.  The increase was primarily due to issuances of stock and warrants as consideration for certain consulting and professional services.

Other Income (Expense). Other income (expenses) for the three months ended June 30, 2010 decreased $363, or 2%, to $ 23,268 from $23,631 for the comparable period in 2009.

Operating Income Before Income Tax And Minority Interest. Operating income before income taxes for the three months ended June 30, 2010 increased $124,540, or 10%, to $1,666,981from $1,542,441 for the comparable period in 2009.  The increase was primarily due to the increase in sales.

Income Tax Expense.  Income taxes for the three months ended June 30, 2010 increased $115,739, or 28%, to $523,868 from $408,129 for the comparable period in 2009.  The increase was primarily due to the increase in sales.

Net Income Attributable to Stockholders. Net income for the three months ended June 30, 2010 decreased $121,714, or 11%, to $994,310 from $1,116,024 for the comparable period in 2009.  The decrease was primarily due to the increase in net income attributable to Noncontrolling Interest.

Comparison of the Six Months Ended June 30, 2010 and 2009

Sales.  Revenue for the three months ended June 30, 2010 increased $2,040,009, or 8%, to $27,204,080  from $25,164,071  for the comparable period in 2009.  During the six months ended June 30, 2010, our cement sales increased from 608,896 metric tons to 638,337 metric tons, representing a 5% increase from the comparable period in 2009. The increase in revenue was primarily due to production from the new Longkou Cement plant that was acquired in April 2009.

Cost of Sales. The cost of sales for the six months ended June 30, 2010 increased $1,532,081, or 7%, to $22,949,992 from $21,417,911 for the comparable period in 2009.  The increase was primarily due to increase in sales. Cost of sales as a percentage of total net revenue decrease by 0.75% from 85.11% in the six months ended June 30, 2009 to 84.36% for the six months ended June 30, 2010. The difference represents a decrease of 0.88%, which is primarily due to to higher raw material prices.

Gross Margin. Gross profit for the six months ended June 30, 2010 increased $507,928, or 14%, to $4,254,088 from $3,746,160 for the comparable period in 2009.  The increase was primarily due to the increase in sales.

Income from Operations.  Income from operations for the six months ended June 30, 2010 increased $103,419, or 4%, to $2,895,397 from $2,791,978 for the comparable period in 2009.  The increase was primarily due to the increase in sales.

Selling Expenses and General and Administrative Expenses. Selling expenses and general and administrative expenses for the six months ended June 30, 2010 increased $404,509, or 42%, to $1,358,691 from $954,182 for the comparable period in 2009.  The increase was primarily due to issuances of stock and warrants as consideration for certain consulting and professional services.

Other Income (Expense). Other income (expenses) for the six months ended June 30, 2010 decreased $415,136, or 115%, to $ 54,013 from $361,123 for the comparable period in 2009.  The decrease was primarily due to gain from sale of property occurring in 2009 and not in 2010.

Operating Income Before Income Tax And Minority Interest. Operating income before income taxes for the six months ended June 30, 2010 decreased $311,717, or 10%, to $2,841,384 from $3,153,101 for the comparable period in 2009.  The decrease was primarily due to the increase in General and Administrative Expenses and gain from sale of property occurring in 2009 and not in 2010.

Income Tax Expense.  Income taxes for the six months ended June 30, 2010 increased $94,838, or 12%, to $907,278 from $812,440 for the comparable period in 2009.  The increase was primarily due to the increase in sales.

Net Income Attributable to Stockholders. Net income for the six months ended June 30, 2010 decreased $565,931, or 24%, to $1,756,442 from $2,322,373 for the comparable period in 2009.  The decrease was primarily due to the increase in General and Administrative Expenses and gain from sale of property occurring in 2009 and not in 2010.

Net operating loss in other tax jurisdiction for where no benefit is realized.

Liquidity and Capital Resources

As of June 30, 2010, we had current assets of $21,733,406, compared with $19,243,013 as of December 31, 2009. The increase is primarily due to an increase in inventories.

We have historically financed our operations from bank loans and cash flow from operations.

Net cash provided by operating activities for the six months ended June 30, 2010 decreased $430,695, or 28%, to $1,133,215 from $1,563,910 for the comparable period in 2009.  The decrease was primarily due to decrease in net income and increase in inventories.

Net cash used in investing activities for the six months ended June 30, 2010 increased $293,112, or 34%, to $1,160,249 from $867,137 for the comparable period in 2009.  The increase was primarily due to the increase in purchases of  property and equipment.

Net cash used in financing activities for the six months ended June 30, 2010 decreased $730,649, or 100%, to $0 from $730,649 for the comparable period in 2009.  The decrease was primarily due to the repayment of bank loans occurring in 2009 and not in 2010.

Short term loans

At June 30, 2010, the Company had a loan payable of $149,911 to Zhaoyuan City State Assets Management Co., Ltd. with an annual interest rate of 5.3%, and due on September 31, 2010.  The loan is secured by the land use right of the Company.

At June 30, 2010, the Company had a loan payable of $243,463 to China Industrial & Commercial Bank, with an annual interest rate of 3.7%, and due on December 31, 2010.  The loan is secured by the land use right of the Company.

At June 30, 2010, the Company had a loan payable of $36,968 to China Industrial & Commercial Bank, with an annual interest rate of 5.3%, and due on May 31, 2011 The loan is secured by the land use right of the Company.

At June 30, 2010, the Company had a loan payable of $477,044 to China Construction Bank, with an annual interest rate of 8.9%, and due on December 17, 2010. The loan is secured by the land use right of the Company.

At June 30, 2010, the Company had a loan payable of $325,324 to Agricultural Bank, with an annual interest rate of 8.9%, and due on December 17, 2010. The loan is secured by the land use right of the Company.

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

Long term loans

On June 21, 2010, Zhaoyuan Shuangji entered into a loan agreement with Jiping Wen for the amount of RMB 25,000,000 (US$3,655,719).  The loan was obtained for the purpose of constructing Zhaoyuan Shuangji’s new cement plant in Zhaoyuan city. The duration of the loan is ten years and funds are to be released in installments according to Zhaoyuan Shuangji’s needs.  As a condition to receipt of the full amount of the loan, Zhaoyuan Shuangji undertook to complete construction of the new plant by October 21, 2010.  As of the date of this report, Zhaoyuan Shuangji had received $1,900,974 of the loan.

Interest shall be paid at 10% per year, to be calculated from January 1, 2011 to December 31, 2020, and to be paid every six months on June 30 and December 31 of each year.  Zhaoyuan Shuangji shall be subject to a 10% penalty charge in the event of default on interest payments for two consecutive years.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table sets forth our contractual obligations (refer to the abve short term loans) to make future payments as of June 30, 2010.

	Payments due
	Total	< 1 year		1-3 years		3-5 years	> 5 years

Bank Loans			–	–	–	–	–
Total obligations:	1,232,709	1,232,709	–	–	–	–	–

Other than as stated herein, we did not have any long-term debt obligations, operating lease obligations, purchase obligations or other long-term liabilities as of June 30, 2010.

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

Business combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC topic 805 (formerly FASB Statement No. 141 “Business Combinations”.)  This method requires that the acquisition cost to be allocated to the assets and liabilities of the Company acquired based on their fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on valuations using management’s estimates and assumptions including its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different.

Goodwill and purchased intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is reviewed for impairment at least annual in accordance with ASC topic 350 (formerly FASB Statement No. 142, “Goodwill and Other Intangible Assets”.) The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB statement No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Revenue recognition

The Company's revenue recognition policies are in compliance with ASC topic 605 (formerly Staff Accounting Bulletin (SAB) 104.) Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Income taxes

The Company utilizes ASC topic 740 (formerly SFAS No. 109 “Accounting for Income Taxes,”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
.
Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs.

New Financial Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, such controls and procedures were ineffective.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   During the course of internal evaluation, our accounting staff found a number of misstatements in our previously reported financial statements for the fiscal year ended December 31, 2008 that required correction.   Our management determined that these misstatements arose due to the lack of  a sufficient number  of  personnel  with an  appropriate  level of U.S.  GAAP  knowledge  and experience  appropriate to its financial  reporting  requirements at that time and that such conditions gave rise to a material weakness in the Company’s internal controls over financial reporting as of December 31, 2008.  Additionally, in the course of preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2010, the Company’s management also found a number of misstatements in our previously reported financial statements for the periods ended March 31, 2009, June 30, 2009, and September 30, 2009. Accordingly, management's  assessment is that the Company's internal controls over financial reporting were ineffective as of June 30, 2010.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended June 30, 2010 on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period ended June 30, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

The Company intends to file amendments to the above-mentioned Forms 10-Q for the interim periods in 2009 and its Form10-K for the fiscal year ended December 31, 2008 to restate the relevant financial statements as soon as practicable and intends to strengthen its accounting and compliance procedures further in 2010.

Changes in Internal Control over Financial Reporting

The term  "internal  control  over  financial  reporting"  (defined  in SEC Rule 13a-15(f))  refers to the  process  of a company  that is  designed  to  provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation  of financial  statements for external  purposes in accordance  with generally accepted accounting  principles.  The Company's  management,  with the participation of the Chief Executive  Officer and Chief Financial  Officer,  has evaluated any changes in the Company's internal control over financial reporting that  occurred  during the six months ended June 30, 2010,  and they have  concluded  that other than as disclosed above, there  was no  change to the  Company's internal control over financial  reporting that has materially  affected,  or is reasonably  likely to materially  affect,  the Company's  internal  control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.	Risk Factors.

N/A.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

On April 12, 2010, the Company issued 2,500 shares of common stock to a consultant in exchange for consulting services to be rendered to the Company.  The shares were valued at a total of $3,425.

On April 15, 2010, the Company issued 39,600 shares of common stock to a law firm in exchange for legal services to be rendered to the Company.  The shares were valued at a total of $37,224.

On June 11, 2010, the Company issued 120,000 shares of common stock to an investment relation firm in exchange for consulting services to the Company.  The shares were valued at a total of $72,000.

On June 23, 2010, the Company issued 400,000 shares of common stock to a consulting firm in exchange for consulting services to be rendered to the Company.  The shares were valued at a total of $248,000.

In connection with the foregoing, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, and transfers of such shares were restricted by China Shuangji Cement in accordance with the requirements of the Securities Act. All of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

CHINA SHUANGJI CEMENT, LTD.

Dated: August 23, 2010	By:	/s/ Jun Song
Name: Jun Song
Title: Chief Executive Officer

Dated: August 23, 2010	By:	/s/ Michelle Zhu
Name: Michelle Zhu
Title: Chief Financial Officer