Form 10-Q
period 2010-09-30
China Shuangji Cement Ltd.
filed 2010-11-22
CIK 1375494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

       Large accelerated filer                                                                               Accelerated filer

       Non-accelerated filer  (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes □ No 

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □  No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,018,215 shares of common stock, $.0001 par value, were outstanding as of Nov 15, 2010.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA SHUANGJI CEMENT LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

CHINA SHUANGJI CEMENT LTD.
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2010	December 31, 2009
	(US$)	(US$)
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$32,062	$47,513.
Accounts receivable, net	3,659,562	3,382,114
Other receivable, net	1,023,742	1,186,481
Inventories	11,219,023	9,215,333
Prepaid expense	84,000	-
Subsidy receivables	5,523,955	5,411,572
Total Current Assets	21,542,344	19,243,013

Plant, property and equipment, net	17,293,671	16,261,527
Machinery and equipment held for sale	877,117	-
Construction in progress	6,752,411	2,958,570
Land use right, net	169,969	169,502
Deferred tax assets	206,091	-
Goodwill	209,642	205,378
Total Assets	$47,051,245	$38,837,990
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$764,419	$735,381
Short-term bank loans	1,253,046	1,227,553
Accrued payroll	209,423	229,687
Other payable	444,297	293,264
Taxes payable	5,400,640	5,025,270
Accruals	20,715	-
Accrued liability	1,086,115	1,064,019
Total Current Liabilities	9,178,655	8,575,174

Long term loans	3,732,402	-
Deferred Revenue	895,776	877,552
Long term payable	2,090,145	2,047,622
Total Long-term liabilities	6,718,323	2,925,174

Total Liabilities	15,896,978	11,500,348
EQUITY Stockholders’ Equity
Preferred Stock, $.0001 par value, 100,000,000 shares authorized, Zero shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 29,018,215 and 27,839,346 shares issued and outstanding as of September 30, 2010 and December 31, 2009	2,902	2,784
Additional paid-in capital	18,309,097	17,617,355
Appropriated retained earnings	9,418,306	9,418,306
Unappropriated retained earnings	985,926	(1,168,960)
Accumulated other comprehensive income	874,877	279,291
Total Stockholders’ Equity	29,591,108	26,148,776
Noncontrolling interest	1,563,159	1,188,866
Total Equity	31,154,267	27,337,642
Total Liabilities and Equity	$47,051,245	$38,837,990

See notes to unaudited consolidated financial statements

CHINA SHUANGJI CEMENT LTD.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Nine months ended September 30,
	2010	2009
	(US$)	(US$)
		(Restated)
Sales	$42,299,070	$39,289,530
Cost of Sales	35,944,842	33,994,413
Gross Margin	6,354,228	5,295,117

Operating Expenses
Selling expenses	246,238	223,236
General and administrative expenses	1,542,170	831,792
	1,788,408	1,055,028

Income From Operations	4,565,820	4,240,089

Other Income ( Expense)
Interest expense	(94,589)	(96,597)
Gain from sale of property	-	11
Impairment loss on assets held for sale	(810,056)	-
Other income	-	13,023
	(904,645)	(83,563)

Operating Income Before Income Tax Expense And Noncontrolling Interest	3,661,175	4,156,526
Income Tax Expense	1,159,229	1,100,360

Net Income	2,501,946	3,056,166
Less: Net income attributable to Noncontrolling Interest	(347,060)	(146,083)

Net Income attributable to stockholders	2,154,886	2,910,083

Foreign Currency Translation Gain	595,586	58,842
Foreign Currency Translation Gain attributable to Noncontrolling Interest	27,233	962
Comprehensive Income	$2,777,705	$2,969,887
Net Income	$2,501,946	$3,056,166
Foreign Currency Translation Gain	622,819	59,804
Comprehensive Income	3,124,765	3,115,970
Less: Comprehensive income attributable to noncontrolling interest	(374,293)	(147,045)
Comprehensive income attributable to stockholders	$2,750,472	$2,968,925

Earning per share
Basic	0.08	0.20
Diluted	$0.08	$0.10
Weighted average number of shares outstanding
Basic	28,321,662	14,744,085
Diluted	28,321,662	27,764,920
See notes to unaudited consolidated financial statements

CHINA SHUANGJI CEMENT LTD.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended September 30,
	2010	2009
	(US$)	(US$)
		(Restated)
Sales	$15,094,990	$14,125,459
Cost of Sales	12,994,850	12,576,502
Gross Margin	2,100,140	1,548,957

Operating Expenses
Selling expenses	91,755	77,044
General and administrative expenses	337,962	23,802
	429,717	100,846

Income From Operations	1,670,423	1,448,111

Other Income ( Expense)
Interest expense	(40,576)	(21,215)
Loss on sale of property	-	(423,472)
Impairment loss on assets held for sale	(810,056)	-
	(850,632)	(444,687)
Operating Income Before Income Tax Expense And Noncontrolling Interest	819,791	1,003,424

Income Tax Expense	251,951	287,920
Net Income	567,840	715,504

Less: Net income attributable to Noncontrolling Interest	(169,396)	(127,795)

Net Income attributable to stockholders	398,444	587,709

Foreign Currency Translation Gain	476,727	26,682
Foreign Currency Translation Gain attributable to Noncontrolling Interest	21,572	745
Comprehensive Income	$896,743	$615,136
Net Income	$567,840	$715,504
Foreign Currency Translation Gain	498,299	27,427
Comprehensive Income	1,066,139	742,931
Less: Comprehensive income attributable to Noncontrolling Interest	(190,968)	(128,540)
Comprehensive income attributable to stockholders	$875,171	$614,391

Earning per share
Basic	$0.01	0.02
Diluted	$0.01	$0.02

Weighted Average Number of Shares Outstanding
Basic	28,748,349	26,983,096
Diluted	$28,748,349	$27,839,096
See notes to unaudited consolidated financial statements

CHINA SHUANGJI CEMENT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2010	2009
	(US$)	(US$)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,501,946	$3,056,166
Adjustments to reconcile net income to net cash provided by operating activities:
Warrant issuance for consulting service	50,647
Stock issuance for consulting service	601,546	88,000
Depreciation	1,660,986	789,705
Amortization	3,675	2,999
Loss on impairment on assets held for sale	824,363	-
Change in operating assets and liabilities
Accounts receivable	(277,448)	(854,361)
Other receivable	162,739	(37,779)
Inventories	(2,003,690)	565,622
Subsidy receivable	(112,383)	387
Deferred tax assets	(206,091)
Prepaid expense	(84,000)
Accounts payable	29,038	(510,944)
Accrued payroll	(20,264)	(43,890)
Other payable	151,035	(402,565)
Tax payable	375,370	(41,936)
Accrual liabilities	22,096	(259)
Accrual expenses	20,715	(261,720)
Net cash provided by operating activities	$3,700,280	$2,349,425

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property & equipment	(4,394,610)	(1,655,122)
Cash acquired in acquisitions		9,650
Construction in progress	(3,793,842)
Net cash used in investing activities	$(8,188,452)	$(1,645,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	3,757,895	-
Loan payments	-	(733,482)
Net cash provided by (used in) financing activities	$3,757,895	$(733,482)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH AND CASH EQUIVALENTS	714,826	7,030
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,451)	(22,499)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,513	60,954

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,062	$38,455

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$1,013,639	$991,519
Interest payments	$94,410	$88,326

See notes to unaudited consolidated financial statements

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

On October 3, 2007 a British Virgin Islands company named China Shuangji Cement Holdings, Ltd. (“Holdings”) purchased 16,000,000 shares of the Company’s common stock, which represented 74% of the total shares of Company stock outstanding. Holdings is owned by a group of shareholders who also own all of the equity interests of ZhaoyuanShuangji Co. Ltd. (“ZhaoyuanShuangji”), a cement manufacturer incorporated in the People’s Republic of China (PRC).

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

As part of a plan to effect control of ZhaoyuanShuangji, on December 1, 2007, the Company acquired 100% of the outstanding capital stock of Chine Holdings, Ltd. (“Chine Holdings”), a British Virgin Islands corporation incorporated on June 28, 2007, from Wenji Song for an aggregate purchase price of $16,000.  At the closing of the acquisition of Chine Holdings, the Company did not pay a cash consideration of $16,000 but accounted for the purchase price in the form of a $16,000 loan.

Chine Holdings owns 100% of JiliZhaoyuan Investment Consulting Co. Ltd. (“JZIC”), a Wholly Foreign-Owned Entity formed under the laws of the PRC on March 9, 2007.  On September 13, 2007, Chine Holdings acquired 100% of the outstanding equity of JZIC from Holdings.  As such, as of December 1, 2007, Chine Holdings is a direct wholly-owned subsidiary of the Company, and JZIC is an indirect wholly-owned subsidiary of the Company.

On August 11, 2008, JZIC entered into a number of contractual agreements with ZhaoyuanShuangji, pursuant to which the Company, by way of JZIC, effectively acquired control over ZhaoyuanShuangji.  The agreements with ZhaoyuanShuangji include one through which JZIC has the right to manage and operate ZhaoyuanShuangji and collect quarterly management fees; one granting JZIC voting rights in ZhaoyuanShuangji; and one granting JZIC an option to acquire all of the equity interests in ZhaoyuanShuangji. The agreements also give JZIC operating control of ZhaoyuanShuangji and the right to its profits. The Company regards the totality of these transactions as constituting an acquisition of ZhaoyuanShuangji, and requiring consolidation of the Company, Chine Holdings, JZIC, and ZhaoyuanShuangji under the provisions of Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation.

Because the Company and ZhaoyuanShuangji are under common control since October 3, 2007, we combined ZhaoyuanShuangji’s financial at historical cost with the Company.  The accompanying consolidated financial statements include the effect of the acquisition on the financial position of the Company and the results of its operations. The consolidated statements of income for three months andnine months endedSeptember 30, 2010 and 2009 are based on the historical statements of operations of ZhaoyuanShuangji, and the Company and its subsidiaries.

ZhaoyuanShuangji was incorporated in the PRC on March 29, 2002 for the purpose of acquiring and operating cement manufacturing subsidiaries in China. Three such subsidiaries have been acquired, one in Zhaoyuan (a city in Shandong province) and two in the Province of Hainan (one in a city named Danzhou and one in a city named Dongfang).

In September 2008, the City of Zhaoyuan withdrew the rights of ZhaoyuanShuangji to the land on which its Zhaoyuan plant was located and asked ZhaoyuanShuangji to relocate the plant within the City of Zhaoyuan (See Note 4). During the fourth quarter of 2008, Zhaoyuan ceased operations at this plant and began construction of a new plant at a site selected by the City of Zhaoyuan. The new plant is expected to have significantly more capacity than the old plant.

On April 15, 2009, ZhaoyuanShuangji concluded a joint venture agreement with LongkouBahai Cement Co. Ltd (“Bahai”) under which ZhaoyuanShuangji became a 51% owner of a new company named LongkouShuangji Cement Co. Ltd. (“Longkou”).   The joint venture was made by the contribution of $1,170,070 in cash by ZhaoyuanShangji and a contribution by Baihai of the net assets formerly owned by Baihai, altogether with a contribution in cash of $290,000. So far the ZhaoyuanShuangji only contributed $570,000 and is committed to contributing additional $600,070 as needed.  The new company has an annual capacity to produce 500,000 tons of cement, and will also operate in Shandong Province.

The assets of Longkou have been recorded on the books of the new company at fair market value.  The accounts of Longkou have been consolidated in these financial statements; all intercompany transactions have been eliminated.

 The Company’s current structure is set forth in the diagram below:

CHINA SHUANGJI CEMENT, LTD.
STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Stockholders' Equity
	Common stock Number		Additional	Appropriated	Unappropriated	Accumulated Other
			Paid In	Retained	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Earning	Income	Interest	Equity

BALANCE AT DECEMBER 31, 2009	27,839,346	$2,784	$17,617,355	$9,418,306	$(1,168,960)	$279,291	$1,188,866	$27,337,642

Issuance of stock for professional services	1,178,869	118	641,095					641,213
								-
Issuance of warrants			50,647					50,647
								-
Net income for the nine months ended Sep 30, 2010					2,154,886		347,060	2,501,946
								-
Accumulative other comprehensive loss						595,586	27,233	622,819

BALANCE AT SEPTEMBER 30, 2010	29,018,215	$2,902	$18,309,097	$9,418,306	$985,926	$874,877	$1,563,159	31,154,267

There were no changes in JZIC’s ownership interest in Zhaoyuan Shuangji during the nine months ended September 30, 2010.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2009. The results of three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

The exchange rates used to translate amounts in RMB into U.S. dollar for the purposes of preparing the consolidated financial statements are as follows:
	As at September 30, 2010	As at September 30, 2009	Year ended December 31, 2009

Balance sheet items, except for equity accounts	6.6981	6.8376	6.8372

Items in the statements of income and comprehensive income, and statements of cash flows for nine months ended	6.8164	6.8425	-
Items in the statements of income and comprehensive income, and statements of cash flows for three months ended	6.7803	6.8411	-

No representation is made that the RMB amounts could have been, or could be converted into U.S. dollar at the above rates.

d)	Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. As of September 30, 2010 and December 31, 2009, cash and cash equivalents amounted to $32,062 and $47,513, respectively.

e)	Accounts receivable and bad debt expense

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2010 and December 31, 2009, the Company had accounts receivable of $6,093,884 and $5,766,910, net of allowance for doubtful accounts of $2,434,322 and $2,384,796 respectively. Below are the aging schedules for Account Receivable (AR) and Allowance for Bad Debt (AR Allowance) as of September 30, 2010 and December 31, 2009:

	Up to 6 months	6 months to 1 year	1 year to 2 years	2 to 3 years	3 to 5 years	Total
As of Sep.30, 2010
AR	2,818,371	536,091	305,100	-	2,434,322	6,093,884
AR Allowance	-	-	-	-	2,434,322	2,434,322
Net AR						3,659,562
As of Dec.31, 2009
AR	2,050,918	1,331,196	-	-	2,384,796	5,766,910
AR Allowance	-	-	-	-	2,384,796	2,384,796
Net AR						3,382,114

          The Company maintains an allowance of doubtful accounts for estimated loss resulting from the     inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts and the aging of receivables. The company records a 100% bad debt allowance for accounts receivables with an aging from 3 to 5 years. In order to ensure that revenues are collectible at the time revenue is recognized, judgments are made with respect to the collectability of accounts receivable balances based on historical collection experience, specific customer facts and the current economic conditions. If the Company deems there is a  possibility of a collection issue with a customer, the Company will stop  shipments to the customer  until the delinquent balance is collected .

Account balances are written off against the allowance after all means of collection efforts have been exhausted and the potential for recovery is considered remote. The Company also records a reserve for doubtful accounts for all other customers based on a variety of factors including; the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience with the customer. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted.

The company’s payment terms to their customers are from 270 days to 360 days. The Company’s payment terms have not changed since the inception of the business.The Company’s process for monitoring customer’s outstanding receivables is to identify potentially problematic accounts receivable balances through the monthly review of the accounts receivable aging. These accounts are then contacted, so that the Company can identify the timing and likelihood of  receipt of the accounts  receivable balance.

f)	Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or net realizable value. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down the inventory to its net realizable value, if lower than the cost.

g)	Property, plant and equipment and construction-in-progress

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

Construction-in-progress consists of amounts expended for the construction of Zhaoyuan Shuangji's new cement plant in Zhaoyuan city. Once building construction is completed the cost accumulated in construction in progress is transferred to property, plant and equipment.

h)	Impairment

The Company applies the provisions of ASC topic 360, "Accounting for the Impairment or Disposal of Long-Lived Assets") issued by the Financial Accounting Standards Board ("FASB").  ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

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

There was a provision for impairment loss on assets held for sale of $810,056 for the three and nine month periods ended September 30, 2010. There was no impairment of long-lived assets for the three and nine month periods ended September 30, 2009.

i)	Assets Held for Sale

An asset or business is classified as held for sale when:
	- management commits to a plan to sell and it is actively marketed; and
	- it is available for immediate sale and the sale is expected to be completed within one year.

In isolated instances, assets held for sale may not be sold within the expected one year period due to events or circumstances beyond the Company’s control. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell and the assets are no longer depreciated or amortized. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.

j)	Goodwill and purchased intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is reviewed for impairment at least annual in accordance with ASC topic 350  The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC topic 805, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed and no impairment was deemed necessary.

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

l)	Income taxes

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

m)	Fair values of financial instruments

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

n)	Statement of cash flows

In accordance with ASC topic 825, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

o)	Earnings Per Share

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

p)	Recent accounting pronouncements

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

3.  INVENTORIES

Inventories consist of the following as of September 30, 2010 and December 31, 2009:

	As of
	September 30,	December 31,
	2010	2009
	Unaudited
Raw materials	$8,572,135	$7,341,966
Work in progress	1,204,928	962,999
Finished goods	1,441,960	910,368

Totals	$11,219,023	$9,215,333

4.  PROPERTY, PLANT AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property, plant and equipment consist of the following as of September 30, 2010 and December 31, 2009:

	As of
	September 30,	December 31,
	2010	2009
	Unaudited
Building and improvements	$17,222,413	$15,716,586
Vehicles	372,506	364,928
Machinery and equipment	36,587,868	33,706,663
Total	54,182,787	49,788,177
Less: impairment	(824,363)	-
Less: accumulated depreciation	(35,187,636)	(33,526,650)
Less: machinery and equiptment held for sale	(877,117)	-
Total property, plant and equipment, net	$17,293,671	$16,261,527

Depreciation expenses for the three and  nine month periods ended September 30, 2010 was $400,355 and $947,993, respectively. Depreciation expenses for the three and nine month periods ended September 30, 2009 was $297,457 and $789,705 respectively.

Construction in Progress:

As of September 30, 2010 and December 31, 2009, construction in progress, representing construction for a new plant, amounting to $6,752,411 and $2,958,570, respectively.

5.  INTANGIBLE ASSETS

LAND USE RIGHTS

As disclosed in footnote 8 in regards to the involuntary conversion related to the relocation of the Zhaoyuan plant, the City of Zhaoyuan withdrew the rights of ZhaoyuanShuangji to the land on which the Zhaoyuan plant was located and asked ZhaoyuanShuangji to relocate the plant to a new site within the City of Zhaoyuan.

The Company has used the land of the new site since March 2009 but has not yet paid for the related land use right as of September 30, 2010. The Company expects to pay for the land use right of the new land with the corresponding government subsidy before the end of the year 2010. Upon receiving the certificate of the new land use right, the Company will assess the cost of the new land use right and record the adjusted cost to the carrying value of the asset.  . Currently, the carrying value of the land use right disclosed in the financial statements are related to the land use right of the prior location of the Zhaoyuan Plant.

The land use right consists of the following as of September 30, 2010 and December 31, 2009:

	As of
	September 30,	December 31,
	2010	2009
	Unaudited
Land use rights	$203,556	$199,414
Less: accumulated amortization	(33,587)	(29,912)
Total	$169,969	$169,502

Total amortization expense of intangible assets for the three and nine month periods ended September 30, 2010 amounted to $1,005 and $3,675, respectively. Total amortization expense of intangible assets for the three and nine month periods ended September 30, 2009 amounted to $996 and 2,999, respectively.
Amortization expenses of intangible assets for the next five years after September 30, 2010 are as follows:

September 30, 2011	$3,986
September 30, 2012	3,986
September 30, 2013	3,986
September 30, 2014	3,986
September 30, 2015	3,986
Thereafter	147,276
Total	$167,206

6. SHORT-TERM BANK LOANS

As of September 30, 2010 and December 31, 2010, the loans payable were as follows:

	As of
	September 30,	December 31,
	2010	2009
Short term bank loans:	Unaudited
Zhaoyuan City State Assets Management Co., Ltd., interest at 5.3% annually, due by September 30, 2011	$152,384	$149,284
China Industrial & Commercial Bank, interest at 3.7% annually, due by December 31, 2010	247,479	242,444
China Industrial & Commercial Bank, interest at 5.3% annually, due by May 31, 2011	37,578	36,813
China Construction Bank, interest at 8.9% annually, due by December 17, 2010	-	475,048
Agricultural Bank, interest at 8.9% annually, due by December 17, 2010	-	323,964
Zhaoyuan Rural Credit Cooperation, interest at 8.9% annually, due by December 17, 2010	815,605	-

Total	$1,253,046	$1,227,553

The interest expense was $68,880 and $175,202 for the three and nine months ended September 30, 2010, and $21,218 and $94,410  for the three and  nine months ended September 30 2009, respectively.

7.  TAXES PAYABLE

Taxes payables consist of the following as of September 30, 2010 and December 31, 2009:

	As of
	September 30,	December 31,
	2010	2009
	Unaudited
Value added tax payable	$156,277	$135,882
Income tax payable	5,245,759	4,890,755
Other levies	(1,396)	(1,367)
Total	$5,400,640	$5,025,270

The Company has accrued income taxes related to the debt forgiveness associated with the involuntary conversion of the Zhaoyuan plant of $4.6 million.

8.  SUBSIDY RECEIVABLES, ACCURED LIABILITY, LONG-TERM PAYABLE, DEFERRED REVENUE, INCOME FROM INVOLUNTARY CONVERSION

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

			As of
			September 30,	December 31,
	As of Sep		2010	2009
	30, 2008	Recorded in	Unaudited
Subsidy from local government	13,860,115	Subsidy receivables	5,523,955	5,411,572
Specific usage:
Loan payment	5,106,358	Subsidy income	-	-
Compensation for loss of relocation	5,835,838	Accrued liabilities	1,086,115	1,064,019
Payment to purchase new land use right	2,042,543	Long-term payable	2,090,145	2,047,622
Compensation for purchase of new fixed assets	875,376	Deferred revenue	895,776	877,552

The increases of Subsidy Receivable, Accrued Liabilities, Long-term Payable and Deferred Revenue from December 31, 2009 to September 30, 2010 were due to the appreciation of the Company’s functional currency. Chinese Yuan Renminbi (RMB) against the Company’s reporting currency, US Dollar (USD), during the nine months period. There were no changes in the RMB balances during the period.

Income from involuntary conversion: Zhaoyuan Shuangji received $5,106,358 in 2008 and $3,229,802 in 2009 from City of Zhaoyuan to repay its bank loan.

Accrued liability: Equipment from the old plant will be reconditioned and moved to the new plant. The balance of the equipment of the old plant will be sold or scrapped.   The company accrued $5,835,838 liabilities for the disposal of fixed assets  and loss of inventories during the relocation periods as of December 31, 2008, when $4,771,819 was reversed due to actual loss from disposal of fixed assets and inventories during 2009.

Long-term payable:  Zhaoyuan Shuangji is obligated to pay $2,042,543 to purchase the land rights to the  new plant, which is recorded as long term payable amounted to $2,090,145 and $2,047,622 as of September 30, 2010 and December 31, 2009, respectively.  This liability would be settled after receipt of subsidy proceeds from City of Zhaoyuan.

Deferred revenue: The subsidy was recorded as deferred revenue in compensation for future purchase of new fixed asset.

9.   INCOME TAXES

The Company utilizes ASC topic 740 which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

i) The Company is incorporated in the state of Delware.  Under the current law the company is not subject to state corporate income tax.  The Company become a holding company and does not conduct any substantial operations of its own.  No provision for federal corporate income tax have been made in the financial statements as the Company has no assessable profits for the nine months ended September 30, 2010 and 2009, respectively.

ii) Chine Holdings was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, the Company is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by the Company to its shareholders, no BVI withholding tax will be imposed.

iii) The Company’s PRC operating entities, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

The provision for income taxes for the nine months ended September 30, 2010 and 2009 consisted of the following:

	For the nine months
	Ended September 30,
	2010	2009
	Unaudited
Current income tax - Provision for China income	$1,159,229	$1,100,360
Deferred taxes	-	-
Total provision for income taxes	$1,159,229	$1,100,360

	For the three months
	Ended September 30,
	2010	2009
	Unaudited
Current income tax - Provision for China income	$251,951	$287,920
Deferred taxes	-	-
Total	$251,951	$287,920

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009:
	2010	2009
Tax at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
Tax at statutory rate	25%	25%

10.  ACQUISITIONS AND IMPAIRMENT OF INTANGIBLE ASSETS

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

Unaudited Pro Forma Consolidated Financial Information Disclosure for the nine months ended September 30, 2009

The following un-audited pro forma consolidated financial information for the nine months ended September 30, 2009, as presented below, reflects the results of operations of the Company assuming the Longkou acquisition occurred on January 1, 2009. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2009, and may not be indicative of future operating results.

For the nine months ended September 30,
2009 (US$)
Unaudited
Restated
Sales	$44,164,206
Cost of Sales	38,719,351
Gross Margin	5,444,855

Operating Expenses
Selling expenses	241,792
General and administrative expenses	891,760
1,133,552

Income From Operations	4,311,303

Other Income ( Expense)
Interest expense	(96,874)
Gain from sale of property	11
Other income	13,023
(83,840)

Operating Income Before Income Tax Expense And Non-controlling Interest	4,227,463
Income Tax Expense	1,118,094

Net Income	3,109,369

Less: Net income attributable to Noncontrolling Interest	(26,069)
Net Income attributable to shareholders	3,083,300

Earning per share
Basic	$0.21
Diluted	$0.11

Noncontrolling interest

On April 15, 2009, Zhaoyuan Shuangji concluded a joint venture agreement with Longkou Bahai Cement Co. Ltd (“Bahai”) under which Zhaoyuan Shuangji became a 51% owner of a new company named Longkou Shuangji Cement Co. Ltd. (“Longkou”).   The following table summarizes the noncontrolling interest of Longkou:

September 30, 2010
Share capital	$(2,925,174)
Statuary reserve	(106,090)
Retained earnings	1,139,712
Net equity as of acquisition date	(1,891,552)
Acquisition of 49% of noncontrolling interest	(926,860)
Net income transfer to noncontrolling interest(May 2009-Dec 2009)	(258,492)
Foreign Currency Translation Gain attributable to MI	(3,514)
Total	(1,188,866)
Net income transfer to noncontrolling interest(Jan – Sep, 2010)	(347,060)
Foreign Currency Translation Gain attributable to MI	(27,233)
Noncontrolling interest balance	$1,563,159

Impairments of Goodwill

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of intangible assets in accordance with the requirements of ASC topic 350 There was no impairment of long-lived assets for the three months and nine months ended September 30, 2010 and 2009, respectively.

11. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

MAJOR CUSTOMERS AND VENDORS

There was one vender from which the Company purchased more than 10% of its raw material for the nine months ended September 30, 2010 with accounting for about 11%.  Account payable to this vender amounted to $0 as of September 30, 2010.

There were no vendors from which the Company purchased more than 10% of its raw materials for the nine months ended September 30, 2009.
There was no major customer that accounted for over 10% of the total sales for the nine months ended September 30, 2010 and 2009, respectively.

12.  SHAREHOLDERS’ EQUITY

COMMON STOCK

On July 14, 2010, the Company issued 400,000 shares of common stock to a consulting firm in exchange for consulting services to be rendered to the Company.  The shares were valued at a total of $240,000.

On August 18, 2010, the Company issued 87,805 shares of common stock to a law firm in exchange for legal services to be rendered to the Company. The shares were valued at a total of $36,000.

On September 12, 2010, the Company issued 205,714 shares of common stock to an investment relation firm in exchange for consulting services to be rendered to the Company. The shares were valued at a total of $72,000.

On September 13, 2010, the Company issued 5,350 shares of common stock to a website development firm in exchange for services related to website development to be rendered to the Company. The shares were valued at a total of $2,194.

13.  STATUTORY RESERVE

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

Allocations of 10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and Statutory common welfare fund is no longer required per the new cooperation law executed in 2006.

 14.  RESTATEMENTS

The Company’s financial statements have been restated to reflect corrections and changes in presentation of the financial statements required reclassification of certain accounts.  Effects on previously issued financial statements for the nine months ended September 30, 2009 as follows:

Decrease in sales	$(17,487)
Decrease in cost of sales	(479,487)
Increase of selling and administrative expenses	215,138
Increase of interest expense	(277)
Increase of gain from sale of property	11
Non Controlling Interest	(1,574)
Income tax effect of restatement	86,722
Increase in net income for the nine months ended September 30, 2009	158,300

The effect on the Company’s previously issued financial statements for the nine months ended September 30, 2009 in summarized as follows:

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Previously Reported	Net Change	Restated
	2009		2009

Sales	$39,307,017	(17,487)	$39,289,530
Cost of Sales	34,473,900	(479,487)	33,994,413	a
Gross Profit	4,833,117	462,000	5,295,117

Selling expenses and general and administrative expenses	839,890	215,138	1,055,028	b

Operating Income	3,993,227	246,862	4,240,089
Other Income (Expense):
Interest expense	(96,320)	(277)	(96,597)
Gain from sale of property		11	11
Other income	13,023		13,023
	(83,297)	(266)	(83,563)
Non Controlling Interest	(144,509)	(1,574)	(146,083)
Income Before Income Taxes	3,765,421	245,022	4,010,443

Provision for Income Taxes:
Current Provision	1,013,638	86,722	1,100,360	c

Net Income for the Period	2,751,783	158,300	$2,910,083
Other Comprehensive Income	1,722,018	(1,662,214)	59,804
Comprehensive Income	$4,473,801	(1,503,914)	$2,969,887
Earning per share
Basic	0.19	0.01	0.20
Diluted	0.19	(0.09)	0. 10
Weighted average number of shares outstanding
Basic	14,744,031	54	14,744,085
Diluted	14,744,031	13,020,889	27,764,920

a & b) Correction of errors to decrease cost of sales and increase selling and administrative expenses:

Upon further review of the calculation of overhead allocatios , the Company deemed the portion of depreciation expense  allocated to cost of sales for the nine months ended September 30, 2010 were overstated. Therefore, the Company proposed to reclass the portion of depreciation expense from cost of sales to selling and administrative expense.

Moreover, the company did not properly calculate depreciation expense related to its fixed assets according to their fixed asset policy, which resulted in an overstatement of depreciation expense for the nine months ended September 30, 2009. As a result, the Company recalculated depreciation expense and reduced overstated  depreciation expense from selling and administrative expenses.

Since the amount of depreciation expense being reclassed from cost of sales into selling and administrative expense is greater than the reduction of depreciation, the net effect is a decrease of cost of sales and an increase in selling and administrative expenses.

c) Correction of error to record proper income tax expense:

The net effect of the restatement adjustments for the nine months ended September 30, 2009 is an increase of net income before tax. Therefore, the Company proposed an increase to income tax expense according to the tax provision calculation for the nine months ended September 30, 2009.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	Previously Reported	Net Change	Restated
	2009		2009
Sales	$14,160,489	(35,030)	$14,125,459
Cost of Sales	12,525,294	51,208	12,576,502	a
Gross Profit	1,635,195	(86,238)	1,548,957

Selling expenses and general and administrative expenses	373,002	(272,156)	100,846	b

Operating Income	1,262,193	185,918	1,448,111
Other Income (Expense):

Interest expense	(22,006)	79	(21,215)
Loss on sale of property		(423,472)	(423,472)
Other income	(235)	235
	(22,241)	(422,446)	(444,687)
Non Controlling Interest	(119,238)	(8,557)	(127,795)

Income Before Income Taxes	1,120,714	(245,085)	875,629

Provision for Income Taxes:
Current Provision	312,887	(24,967)	287,920	c

Net Income for the Period	807,827	(220,118)	587,709
Other Comprehensive Income	1,511,736	(1,484,310)	27,426
Comprehensive Income	$2,319,563	(1,704,428)	$615,135
Earning per share
Basic	$0.03	(0.01)	0.02
Diluted	$0.03	(0.01)	0.02
Weighted average number of shares outstanding
Basic	26,983,042	54	26,983,096
Diluted	26,983,042	856,054	27,839,096

a & b) Correction of errors to increase cost of sales and decrease selling and administrative expenses:

The company did not properly calculate depreciation expense related to its fixed assets according to their fixed asset policy, which resulted in an overstatement of depreciation expense for the nine months ended September 30, 2009. As a result, the Company recalculated depreciation expense and reduced overstated  depreciation expense from selling and administrative expenses.

Moreover, a portion of depreciation expense was directly related to overhead of the manufacturing process and thus should be allocated to cost of sales instead of selling and administrative expense. Therefore, the Company proposed to reclass that portion of depreciation expense from selling and administrative expense to cost of sales.
c) Correction of error to record proper income tax expense:

The net effect of the restatement adjustments for the three months ended September 30, 2009 is a decrease of net income before tax. Therefore, the Company proposed a decrease to income tax expense according to the tax provision calculation for the three months ended September 30, 2009.

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Previously Reported	Net Change	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,751,783	$304,383	$3,056,166
Adjustments to reconcile net income to net cash provided by operating activities:
Charges and credits not involving the use of cash:
Stock issuance for consulting service	-	88,000	88,000
Non-controlling interest in net income of subsidiarty	144,509	(144,509)	-
Gain from sale of property	-	(11)	(11)
Depreciation and Amortization	1,059,010	(266,295)	792,715
Changes in assets and liabilities:
Increase in accounts receivable	1,043,534	(1,897,895)	(854,361)
Increase (decrease) in other receivables	2,027,990	(2,065,769)	(37,779)
Decrease in inventory	(110,996)	676,618	565,622
Increase in subsidy receivable	-	387	387
Increase in accounts payable	(78,133)	(432,811)	(510,944)
Decrease in accrued payroll	-	(43,890)	(43,890)
Increase (decrease) in other payables	(780,963)	378,398	(402,565)
Decrease in accrual liabilities	-	(259)	(259)
Increase in tax payable	-	(41,936)	(41,936)
Incease (decrease) in accrued expenses	(242,845)	(18,875)	(261,720)
Net Cash Provided By Operating Activities	$5,813,889	$(3,464,464)	$2,349,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(1,651,171)	(3,951)	(1,655,122)
Cost of acquisition of Longkou	(569,966)	569,966	-
Returns of business loans	9,642	8	9,650
Increase in CIP	(4,530,502)	4,530,502	-
Additions tobusiness loans	(563,685)	563,685	-
Cash proceeds of PP&E	1,877,693	(1,877,693)
Cash proceeds of inventory	673,891	(673,891)	-
Net Cash Provided(Consumed) By Investing Activities	$(4,753,998)	$3,108,526	$(1,645,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loans	(1,012,180)	278,698	(733,482)
Net Cash Consumed By Financing Activities	$(1,012,180)	$278,698	$(733,482)
EFFECT ON EXCHANGE RATE CHANGES	$4,261	$2,769	$7,030
NET INCREASE (DECREASE) OF CASH AND CASH EQUIVALENTS	$51,972	$(74,471)	$(22,499)
CASH AND CASH EQUIVALENTS BEGINING BALANCE	$504,599	$(443,645)	$60,954
CASH AND CASH EQUIVALENTS	$556,571	$(518,116)	$38,455

15.  BASIC AND DILUTED EARNINGS PER SHARE

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

	Nine months ended September 30,
	2010	2009
	Unaudited	Unaudited
		Restated
Numerator for basic and diluted earnings per share:
Net income attributable to stockholders	$2,154,886	$2,910,083
Denominator for basic earnings per share—weighted average shares outstanding	28,321,662	14,744,085
Dilutive effect of and warrants	-	13,020,835
Denominator for diluted earnings per share	28,321,662	27,764,920
Basic earnings per share	$0.08	$0.20
Diluted earnings per share	$0.08	$0.10

16.  SUBSEQUENT EVENTS
Securities Purchase Agreement

On November 2, 2010 (the “Closing Date”), China Shuangji Cement, Ltd. (the “Company”) entered into and closed on two private placement financings pursuant to securities purchase agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”), whereby the Investors purchased an aggregate of 1,578,948 shares of our series A convertible preferred stock (“Series A Preferred Stock”) with attached warrants to purchase an aggregate of 1,578,948 shares of our common stock (the “Warrants”) for an aggregate purchase price of $600,000 (the “Purchase Price”).  The Series A Preferred Stock is convertible into 1,578,948 shares of our common stock.

The Series A Preferred Stock pays annual 10% dividends on a quarterly basis, with the initial year of dividends paid in advance on the Closing Date, and shall not have any voting rights except as required by law.  The Series A Preferred Stock is convertible at the option of the holder, except that upon the occurrence of the earlier of any of the following events, the Series A Preferred Stock shall be automatically converted:   (i) the date that the Company’s common stock begins to trade on a national securities exchange; (ii) the trading of the Company’s common stock at 225% of the then-effective conversion price for 20 out of 30 consecutive trading days while there is an effective Registration Statement on file with the U.S. Securities and Exchange Commission for the shares underlying the Series A Preferred Stock; or (iii) the third year anniversary of the issuance of the Series A Preferred Stock.

The Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.418.  Both the conversion price of the Series A Preferred Stock and the exercise price of the Warrants are subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.  The shares underlying the Series A Preferred Stock and Warrants are also subject to piggyback registration rights.

The Investors have contractually agreed to restrict their ability to convert the Series A Preferred Stock and exercise the Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The Investors have also agreed that they shall convert the Series A Preferred Stock or exercise the Warrants so that at all times after the Closing Date they shall collectively own 4.99% of the Company’s outstanding voting securities, provided, that the Investors will not be required to comply with such provision if, in the aggregate, they collectively hold less that 4.99% of the Company’s outstanding voting securities after conversion of all the Series A Preferred Stock and upon exercise of the Warrants.

The Company will use the net proceeds from the sale of the Series A Preferred Stock and the exercise of the Warrants, after payment of legal fees and other closing costs, as working capital for its operating entity, Zhaoyuan Shuangji Co, Ltd.  Of the $600,000 in net proceeds, the Company paid $12,000 in cash to Hampton Growth Resources, LLC for certain investor relations and financial consulting services rendered.   Additionally, Desmond Holdings Limited received $50,000 in cash from the financing proceeds and a Warrant to purchase 65,790 shares of common stock as compensation for certain business consulting services rendered.

Make Good Securities Escrow Agreement

As an inducement for the Investors to enter into the Purchase Agreements, on November 2, 2010,  the Company entered into a Make Good Securities Escrow Agreement with Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”), Wenji Song, the Company’s principal shareholder, and each of the Investors, whereby the Mr. Song agreed to place an aggregate of 1,578,948  shares of common stock (the “Make Good Shares”) in escrow, to be distributed to the Investors on a pro-rata basis in the event the Company fails to achieve certain financial performance thresholds for the 12-month periods ended December 31, 2010 and December 31, 2011.

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

Results of Operations

 Comparison of the Three Months Ended September 30, 2010 and 2009

Sales.  Revenue for the three months ended September 30, 2010 increased $969,531, or 7%, to $15,094,990 from $14,125,459 for the comparable period in 2009.  During the three months ended September 30, 2010, our cement sales increased from 329,832 metric tons to 361,562 metric tons, representing a 10% increase from the comparable period in 2009. The increase in revenue was primarily due to an increase of sales quantity.

Cost of Sales. The cost of sales for the three months ended September 30, 2010 increased $418,348, or 3%, to $12,994,850 from $12,576,502 for the comparable period in 2009. The increase was primarily due to the increase in sales.

Gross Margin. Gross profit for the three months ended September 30, 2010 increased $555,183, or 36%, to $2,100,140 from $1,548,957 for the comparable period in 2009.  The increase was primarily due to fact that the increase in average unit price of cement was greater than the increase in raw material prices.

Income from Operations.  Income from operations for the three months ended September 30, 2010 increased $222,312, or 15%, to $1,670,423 from $1,448,111 for the comparable period in 2009.  The increase was primarily due to an increase in sales.

Selling Expenses and General and Administrative Expenses. Selling expenses and general and administrative expenses for the three months ended September 30, 2010 increased $328,871, or 326%, to $429,717 from $100,846 for the comparable period in 2009.  The increase was primarily due to issuances of stock and warrants as consideration for certain consulting and professional services.

Other Income (Expense). Other income (expenses) for the three months ended September 30, 2010 increased $405,945, or 91%, to $ 850,632 from $444,687 for the comparable period in 2009.  The increase was primarily due to the impairment loss occurred in 2010.

Operating Income Before Income Tax Expense And Non-Controlling Interest. Operating income before income taxes for the three months ended September 30, 2010 decreased $183,633, or 18%, to $819,791 from $1,003,424 for the comparable period in 2009.  The decrease was primarily due to an increase of other expense.

Income Tax Expense.  Income taxes for the three months ended September 30, 2010 decreased $35,969, or 12%, to $251,951 from $287,920 for the comparable period in 2009.  The decrease was primarily due to a decrease of operating income before income tax expense because of an increase of other expense.

Net Income Attributable to Stockholders. Net income for the three months ended September 30, 2010 decreased $189,265, or 32%, to $398,444 from $587,709 for the comparable period in 2009.  The decrease was primarily due to the increase in other expense.

Comparison of the Nine months ended September 30, 2010 and 2009

Sales.  Revenue for the nine months ended September 30, 2010 increased $3,009,540, or 8%, to $42,299,070  from $39,289,530  for the comparable period in 2009. During the nine months ended September 30, 2010, our cement sales increased from 1,007,932 metric tons to 1,031,684 metric tons, representing a 2% increase from the comparable period in 2009. The increase in revenue was primarily due to production from the new Longkou Cement plant that was acquired in April 2009.

Cost of Sales. The cost of sales for the nine months ended September 30, 2010 increased $1,950,429, or 6%, to $35,944,842 from $33,994,413 for the comparable period in 2009, the increase was primarily due to increase in sales.

Gross Margin. Gross profit for the nine months ended September 30, 2010 increased $1,059,111, or 20%, to $6,354,228 from $5,295,117 for the comparable period in 2009.  The increase was primarily due to the fact that increase in average unit price of cement was greater than the increase in raw material prices.

Income from Operations.  Income from operations for the nine months ended September 30, 2010 increased $325,731, or 8%, to $4,565,820 from $4,240,089 for the comparable period in 2009.  The increase was primarily due to increase in sales.

Selling Expenses and General and Administrative Expenses. Selling expenses and general and administrative expenses for the nine months ended September 30, 2010 increased $733,380, or 70%, to $1,788,408 from $1,055,028 for the comparable period in 2009.  The increase was primarily due to issuances of stock and warrants as consideration for certain consulting and professional services.

Other Income (Expense). Other income (expenses) for the nine months ended September 30, 2010 increased $821,082, or 983%, to $ 904,645 from $83,563 for the comparable period in 2009. The increase was primarily due to the impairment loss occurred in 2010.

Operating Income Before Income Tax Expense And Non-controlling Interest. Operating income before income taxes for the nine months ended September 30, 2010 decreased $495,351, or 12%, to $3,661,175 from $4,156,526 for the comparable period in 2009.  The decrease was primarily due to increase of the other expenses.

Income Tax Expense.  Income taxes for the nine months ended September 30, 2010 increased $58,869, or 5%, to $1,159,229  from $1,100,360 for the comparable period in 2009.  The increase was primarily due to the increase in sales and operating income before income tax.

Net Income Attributable to Stockholders. Net income for the nine months ended September 30, 2010 decreased $755,197, or 26%, to $2,154,886 from $2,910,083 for the comparable period in 2009.  The decrease was primarily due to the increase in other expense.

Liquidity and Capital Resources

As of September 30, 2010, we had current assets of $21,542,344, compared with $19,243,013 as of December 31, 2009. The increase is primarily due to an increase in inventories.

We have historically financed our operations from bank loans and cash flow from operations.

Net cash provided by operating activities for the nine months ended September 30, 2010 increased $1,350,855, or 57%, to $3,700,280 from $2,349,425 for the comparable period in 2009.  The increase was primarily due to the timing of collection for Accounts Receivable and payments made to Accounts Payable.

Net cash used in investing activities for the nine months ended September 30, 2010 increased $6,542,980, or 398%, to $8,188,452 from $1,645,472 for the comparable period in 2009. The increase was primarily due to the increase in purchases of  property and equipment and contruction projects in progress.

Net cash provided by financing activities for the nine months ended September 30, 2010 increased $4,491,377, or 612%, to $3,757,895 from $(733,482) for the comparable period in 2009.  The increase was primarily due to proceeds from Loans Payable.

Short term loans

At September 30, 2010, the Company had a loan payable of $152,384 to Zhaoyuan City State Assets Management Co., Ltd. with an annual interest rate of 5.3%, and due on September 30, 2011.  The loan is secured by the land use right of the Company.

At September 30, 2010, the Company had a loan payable of $247,479 to China Industrial & Commercial Bank, with an annual interest rate of 3.7%, and due on December 31, 2010.  The loan is secured by the land use right of the Company.

At September 30, 2010, the Company had a loan payable of $37,578 to China Industrial & Commercial Bank, with an annual interest rate of 5.3%, and due on May 31, 2011 The loan is secured by the land use right of the Company.

At September 30, 2010, the Company had a loan payable of $815,605 to Zhaoyuan Rural Credit Cooperation, with an annual interest rate of 8.9%, and due on December 17, 2010. The loan is secured by the land use right of the Company.

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

Long term loans

On June 21, 2010, Zhaoyuan Shuangji entered into a loan agreement with Jiping Wen for the amount of RMB 25,000,000 (US$3,732,402).  The loan was obtained for the purpose of constructing Zhaoyuan Shuangji’s new cement plant in Zhaoyuan city. The duration of the loan is ten years.

Interest shall be paid at 10% per year, to be calculated from January 1, 2011 to December 31, 2020, and to be paid every six months on June 30 and December 31 of each year.  Zhaoyuan Shuangji shall be subject to a 10% penalty charge in the event of default on interest payments for two consecutive years.

Taxes payable

The amount of taxes payable is the accrued income tax of approximately $5.4 million from the one-time net income of USD $18,422,205 in debt forgiveness related to the involuntary conversion of the Zhaoyuan plant. In regards to the income tax resulted from the debt forgiveness, we are currently applying for a tax exemption with State Tax Bureau.

The payment terms of the remaining tax payable is less than one year.  Since the balance is insignificant, the timing of these payments will not significantly impact our liquidity.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table sets forth our contractual obligations (refer to the abve short term loans) to make future payments as of September 30, 2010.

	Payments due
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Bank Loans	1,253,046	1,253,046	-	-	-
Personal Loans	-	-	-	-	3,732,402
Total obligations:	1,253,046	1,253,046	-	-	3,732,402

Other than as stated herein, we did not have any long-term debt obligations, operating lease obligations or purchase obligations as of September 30, 2010.

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

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new guidance that amended the existing criteria for consolidating variable interest entities (“VIEs”). The Company adopted Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which established new standards governing the accounting for and reporting of non-controlling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. The new consolidation criteria requires an ongoing qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE.
VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. The results of subsidiaries or variable interest entities acquired during the year are included in the consolidated income statements from the effective date of acquisition.

ACCOUNTING OF VIE - accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as "Primary Beneficiary" or "PB");

•	inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety

The Company is currently organized using an offshore holding structure commonly used by foreign investors with operations in China. As a Delaware corporation, the Company wholly-own Chine Holdings Ltd. (“Chine Holdings”), a company incorporated in the British Virgin Islands; which owns Jili Zhaoyuan Investment Consulting Co., Ltd. (“JZIC”), a Wholly Foreign-Owned Enterprise (WFOE) established under the laws of the PRC. Through contractual agreements in place between WFOE and Zhaoyuan Shuangji, since August 2008 the Company has substantial control over the daily operations and financial affairs, election of senior executives, and all matters requiring shareholder approval for Zhaoyuan Shuangji Co. Ltd, a PRC company (“Zhaoyuan Shuangji.”)  Zhaoyuan Shuangji produces high-grade cement to the industrial sectors in the PRC and internationally.

The abovementioned contractual arrangements include a series of agreements, including a Strategic Consulting Service Agreement and Operating Agreement, through which JZIC has the right to advise, consult, manage and operate Zhaoyuan Shuangji for a fee. In order to further reinforce JZIC’s rights to control and operate Zhaoyuan Shuangji and to collect consulting and services fees provided by JZIC to Zhaoyuan Shuangji, Zhaoyuan Shuangji’s shareholders have granted JZIC the exclusive right and option to acquire all of their equity interests and voting rights in Zhaoyuan Shuangji through an Exclusive Option Agreement and Authorization Agreements. Pursuant to these agreements, JZIC operates and controls the business of Zhaoyuan Shuangji. Under the present structure, the Company’s agreements with Zhaoyuan Shuangji have a term of ten years with an option to renew.

According to ASC 810-10-25-42, for purposes of determining whether the reporting company is the primary beneficiary of a VIE, a reporting entity with a variable interest shall treat variable interests in that same VIE held by its related parties as its own interests. The related party includes an officer, employee, or member of the governing board of the reporting entity.  The operating entity VIE is held by certain related parties including officers of the reporting entity China Shuangji Cement.  From the company’s current structure below, China Shuangji Cement Holding Ltd. (“Holdings”) owns 76% of the reporting entity and 24% of the reporting entity is owned by the public float. Wenji Song, our Chairman and President, beneficially owns 51.3% of Holdings.  Wenji Song in trust owns 48.7% of Holdings, and the trust includes all the other 197 shareholders of operating entity. Out of those 197 shareholders, Bo Wu, our Secretary and Director, owns 1.2%, Jun Song, our Director, owns 1.7%, Linxin Cui, Director, owns 2.5%, and Shouheng Yuan, our Director and Vice President of Sales, owns 0.9%, respectively, of Holdings.   The operating company “Zhaoyuan Shuangji” is owned by the same 198 shareholders which includes Wenji Song and directors.  Since the operating company “Zhaoyuan Shuangji” is 100% owned by the same shareholders who owned 76% of the reporting company, the operating company and the reporting company have common ownership.  Also, the operating company “Zhaoyuan Shuangji” and the reporting entity have the identical management which they have the same chairman, officers and board of directors.

The consulting service agreement, operating support agreement, exclusive option agreement, and authorization agreement give JZIC the control over Zhaoyuan Shuangji’s daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval that most significantly impact Zhaoyuan Shuangji’s performance.  The legal implication of the those agreements give JZIC  the obligation to absorb the majority of losses and the right to receive the majority benefit from the operating entity Zhaoyuan Shuangji.   In conjunction with the facts that the operating company Zhaoyuan Shuangji and the reporting entity having the identical management and the common ownership, and that JZIC, through these contractual agreements, effectively controls the operating entity, JZIC is considered to be the primary beneficiary of the operating entity Zhaoyuan Shuangji pursuant to ASC 810. The following key provisions in the agreements show that the Company has a controlling financial interest in Zhaoyuan Shuangji and entitle the Company’s power to direct matters that most significantly impact the activities of Zhaoyuan Shuangji and have the obligation to absorb losses or benefits that could be potentially significant to Zhaoyuan Shuangji:

(1)	The power to direct the activities of a VIE that most significantly impact the VIE’s economic performance:

According to the Authorization and Complementary Agreement of Operating Support Agreement (“Complementary Agreement”) dated August 11, 2008, Jili Zhaoyuan Investment Consulting Co., Ltd. (“JZIC”) maintains the right to make decisions about Zhaoyuan Shuangji Co. Ltd. (“Zhaoyuan Shuangji”)’s daily operations, financial management and transactions as stated below:

(a)	Article 1.1 of the Authorization Agreement:
“Party C (refers to Wenji Song) hereby irrevocably authorizes Party A (refers to JZIC) to undertake and exercise all of his rights as a holder and owner of registered capital of Party B (refers to Zhaoyuan Shuangji) pursuant to the laws of the PRC and the organization documents of Party B……”

(b)	Article 2 of the Complementary Agreement:
“Party B (refers to Zhaoyuan Shuangji) shall not conduct any transaction which may materially affect its assets, obligations, rights or operation unless Party A (refers to JZIC) provides its prior written consent……”

(c)	Article 3 of the Complementary Agreement:
“Party B together with its shareholders Party C (refers to Wenji Song) and Party D (refers to Wenji Song (in trust) )hereby jointly agree to accept, from time to time, the corporate policy advice and guidance provided by Party A in connection with the company’s daily operations and financial management and the recruitment, retention and dismissal of the company’s employees.”

(d)	Article 4 of the Complementary Agreement:
“Party B together with its shareholders Party C and Party D hereby jointly agree that Party C and Party D shall cooperate to appoint the person recommended by Party A as the directors of Party B, and Party B shall appoint Party A’s senior managers as Party B’s General Manager, Chief Financial Officer, and other senior officers.”

(2) The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE:

According to the Complementary Agreement, JZIC serves as guarantor of Zhaoyuan Shuangji and bears the operating risks and losses of Zhaoyuan Shuangji:

(a)	Article 1 of the Complementary Agreement:
“Party A agrees to serve as guarantor for Party B in the contracts, agreements or transactions in connection with Party B’s operation between Party B and any other third party, to provide full guarantee for the performance of such contracts, agreements or transactions by Party B.”

According to the Strategic Consulting Service Agreement (“Service Agreement”), JZIC can receive consulting fees from Zhaoyuan Shuangji.

(a) Article 3.1 (b) of the Service Agreement:
“Party B (refers to Zhaoyuan Shuangji) hereby agrees to pay Party A (refers to JZIC) a consulting fee (“Consulting Fee”). The amount of the Consulting Fee shall be decided and settled by Party A and Party B in writing according to the Consulting Services being provided by Party A upon request of Party B on quarterly basis, and be paid within three (3) months after the settlement.”

Therefore, pursuant to the ASC 810, the Company, as the primary beneficiary, is required to consolidate its VIE.  Accordingly, the VIE (Zhaoyuan Shuangji) was consolidated through JZIC from the date of the acquisition.

NON-CONTROLLING INTEREST

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with GAAP.  On April 15, 2009, Zhaoyuan Shuangji concluded a joint venture agreement with Longkou Bahai Cement Co. Ltd (“Bahai”) under which Zhaoyuan Shuangji became a 51% owner of a new company named Longkou Shuangji Cement Co. Ltd. (“Longkou”).    The remaining 49% equity interest represents non-controlling interest amounting to $1,185,353 and $1,563,159 as at December 31, 2009 and September 30, 2010, respectively.

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

Property, plant and equipment

Machinery and equipment held for sale
In the third quarter of fiscal year 2010, the Company determined that certain machinery and equipment at the Dongfang location would not be in use and thus would not be providing any benefit in the future. The Company identified certain items that are salable and intended to abandon the remaining items. As a result, machinery and equipment in the amount of $877,117 were listed as held for sale at September 30, 2010.

We annually assess whether the cost of our long-lived assets is recoverable or whether the remaining useful lives may warrant revision. We perform this assessment more frequently when specific events or circumstances have occurred that suggest the recoverability of the cost of the long-lived assets is at risk.

When such events or circumstances occur, we assess the recoverability of these assets by determining whether the carrying value will be recovered through expected cash flows from the operating division or estimated selling price or the estimated fair value of these assets.  An impairment charge is recognized as the difference between the carrying amount and the estimated fair value if such estimated fair value is less than the carrying amount of the asset.

In making these cash flow projections or estimating fair value, various factors such as the timing of the cash flows and the discount rate are based upon the best information available at the time such projection or estimate is made. The estimated fair value is also based on management’s experience and the condition of the assets.  Changes in these factors could materially affect the cash flow projections or the estimated fair value and result in the later recognition of an impairment charge.

There was a provision for impairment loss on assets held for sale of approximately $810,056 for the three and nine months ended September 30, 2010. Management concluded that its estimate in connection with this impairment loss was conservative and reasonable.

A deferred tax assets associated with the impairment loss was calculated and recorded based on 25% of the impairment loss.

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

Construction in-progress

Construction-in-progress consists of amounts expended for the construction of Zhaoyuan Shuangji's new cement plant in Zhaoyuan city. Once building construction is completed the cost accumulated in construction in progress is transferred to property, plant and equipment.

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

Revenue recognition

The Company's revenue recognition policies are in compliance with ASC topic 605. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Income taxes

The Company utilizes ASC topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
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

Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, such controls and procedures were ineffective.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   During the course of internal evaluation, our accounting staff found a number of misstatements in our previously reported financial statements for the fiscal year ended December 31, 2008 that required correction.   Our management determined that these misstatements arose due to the lack of  a sufficient number  of  personnel  with an  appropriate  level of U.S.  GAAP  knowledge  and experience  appropriate to its financial  reporting  requirements at that time and that such conditions gave rise to a material weakness in the Company’s internal controls over financial reporting as of December 31, 2008.  Additionally, in the course of preparation of this Quarterly Report on Form 10-Q, the Company’s management also found a number of misstatements in our previously reported financial statements for the periods ended March 31, 2009, June 30, 2009, and September 30, 2009.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the nine months ended September 30, 2010 on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses in prior periods, our consolidated financial statements for the period ended September 30, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

The Company intends to file amendments to the above-mentioned Forms 10-Q for the interim periods in 2009 and its Form10-K for the fiscal year ended December 31, 2008 to restate the relevant financial statements as soon as practicable and intends to strengthen its accounting and compliance procedures further in 2010.

Changes in Internal Control over Financial Reporting

The term  "internal  control  over  financial  reporting"  (defined  in SEC Rule 13a-15(f))  refers to the  process  of a company  that is  designed  to  provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation  of financial  statements for external  purposes in accordance  with generally accepted accounting  principles.  The Company's  management,  with the participation of the Chief Executive  Officer and Chief Financial  Officer,  has evaluated any changes in the Company's internal control over financial reporting that  occurred  during the nine months ended September 30, 2010,  and they have  concluded  that other than as disclosed above, there  was no  change to the  Company's internal control over financial  reporting that has materially  affected,  or is reasonably  likely to materially  affect,  the Company's  internal  control over financial reporting.

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

CHINA SHUANGJI CEMENT LTD.

Dated: November 22, 2010	By:	/s/ Jun Song
Name: Jun Song
Title: Chief Executive Officer

Dated: November 22, 2010	By:	/s/ Kaiye He
Name: Kaiye He
Title: Chief Financial Officer